Form 10-Q
period 1996-06-30
CUMBERLAND HOLDINGS INC
filed 1996-08-14
CIK 882087

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                       ----------------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1996.
                                          OR
          [ ]  Transition Report  Pursuant to  Section 13  or 15(d)  of the
               Securities Exchange Act of 1934
          For the transition period from                to            .

                             Commission File No.  0-19727

                       ---------------------------------------

                              CUMBERLAND HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)

                    Florida                       59-3094503
          (State of incorporation) (I.R.S. Employer Identification Number)

              4311 West Waters Avenue, Suite 501, Tampa, Florida 33614 (Address of registrant's principal executive offices, including zip code)
                       ---------------------------------------
          (Registrant's  telephone  number, including  area code):(813)885-
          2112

                                    Not applicable
          -----------------------------------------------------------------
          (Former name, former address, and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes [X]  No   [ ]

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of June 30, 1996 was 3,739,307 shares.





                              CUMBERLAND HOLDINGS, INC.

                                      FORM 10-Q

                                        INDEX


                                                                       Page
                                                                       ----

          PART I.   FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance
                              sheets at December 31, 1995 and
                              June 30, 1996 (unaudited) . . . . . . . . 1-2

                              Condensed consolidated statements
                              of operation for the six months
                              ended June 30, 1995 and
                              June 30, 1996 . . . . . . . . . . . . . . . 3

                              Condensed consolidated statements
                              of operation for the three months
                              ended June 30, 1995 and
                              June 30, 1996 . . . . . . . . . . . . . . . 4

                              Condensed consolidated statements
                              of cash flows for the six months
                              ended June 30, 1995 and 1996
                              (unaudited) . . . . . . . . . . . . . . . 5-6

                              Notes to condensed consolidated
                              financial statements  . . . . . . . . .  7-11

                    Item 2.   Management's discussion and analysis
                              of financial condition and results
                              of operations . . . . . . . . . . . . . 12-13

          PART II.  OTHER INFORMATION

                    Item 1.   Legal proceedings . . . . . . . . . . . .  14

                    Item 2.   Changes in securities . . . . . . . . . .  14

                    Item 3.   Defaults upon senior securities . . . . .  14

                    Item 4.   Submission of matters to a vote
                              of security holders . . . . . . . . . . .  14

                    Item 5.   Other information . . . . . . . . . . . .  14

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  14

                              Signatures  . . . . . . . . . . . . . . .  15





                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


          Item 1.   FINANCIAL STATEMENTS


                              CUMBERLAND HOLDINGS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31,     June 30,
                                                1995           1996
                                            -------------  -------------
          ASSETS                                            (unaudited)
          ------
          Investments:
             Securities available-for-sale
             at fair value:
               Fixed maturities . . . . . . $  3,452,553   $  3,179,179
               Equity securities  . . . . .    1,160,500      1,862,265
             Fixed maturity securities
                held-to-maturity, at
               amortized cost . . . . . . .    1,294,758      1,664,312
             Residential mortgage loan on
                real estate, at unpaid
               principal  . . . . . . . . .       46,367         46,109
             Short-term investments   . . .      348,993        323,993
                                            -------------  -------------
               Total investments  . . . . .    6,303,171      7,075,858
                                            -------------  -------------

             Cash and cash equivalents  . .    1,235,930        476,126
             Accrued investment income  . .       87,231         94,607

             Reinsurance recoverable  . . .    1,697,417      1,446,790

             Accounts receivable:
               Trade, less allowance for
                doubtful accounts of
               December 31, 1995 and June
               30, 1996 . . . . . . . . . .      428,376        878,226
               Affiliate  . . . . . . . . .      122,052        193,287
             Deferred policy acquisition
                costs   . . . . . . . . . .      435,272        452,277
             Intangibles, net   . . . . . .    2,162,961      2,002,633
             Other assets   . . . . . . . .      236,566        253,397
                                            -------------  -------------
                                            $ 12,708,976   $ 12,873,201
                                            =============  =============



                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31,     June 30,
                                                1995           1996
                                            -------------  -------------
          LIABILITIES AND STOCKHOLDER'S                     (unaudited)
             EQUITY
          ---------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . . . $  2,351,804   $  1,944,082
             Unearned premiums  . . . . . .    1,182,305      1,201,169

          Ceded reinsurance payable . . . .            -         97,751
          Accounts payable and other
             liabilities  . . . . . . . . .    1,116,815      1,377,240
          Short-term borrowings . . . . . .      406,607        863,801
          Long-term debt:
             Affiliate, including accrued
               interest . . . . . . . . . .    4,797,804      5,042,748
             Nonaffiliate   . . . . . . . .    1,563,870      1,525,062
                                            -------------  -------------
               Total liabilities  . . . . .   11,419,205     12,051,853
                                            -------------  -------------

          Stockholders' equity:
             Preferred stock, $.001 par
               value; 1,000,000 shares
               authorized, no shares issued            -              -
             Common stock, $.001 par
               value; 10,000 shares
               authorized, 4,039,780 shares
               issued . . . . . . . . . . .        4,040          4,040
             Capital in excess of par
               value  . . . . . . . . . . .    2,044,794      2,044,794
             Net unrealized (depreciation)
               appreciation of available-
               for-sale securities  . . . .       63,045        (56,749)
             Accumulated deficit  . . . . .     (681,193)      (961,229)
                                            -------------  -------------
                                               1,430,686      1,030,856
             Less treasury stock, at cost,
               224,263 and 300,473 shares
               at December 31, 1995 and
               June 30, 1996, respectively      (140,915)      (209,508)
                                            -------------  -------------
               Total stockholders' equity .    1,289,771        821,348
                                            -------------  -------------
                                            $ 12,708,976   $ 12,873,201
                                            =============  =============

                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          REVENUES:
             Reinsurance premiums assumed   $  2,571,314   $  1,664,181

             Direct premiums earned:
               Affiliates . . . . . . . . .            -              -
               Nonaffiliates  . . . . . . .      294,387        436,630

               Less reinsurance ceded . . .     (266,391)      (154,885)
                                            -------------  -------------

               Net premium income . . . . .    2,599,310      1,945,926
               Net investment income  . . .      212,120        236,740
               Other income . . . . . . . .      517,255      1,026,133
                                            -------------  -------------
                                            $  3,328,685   $  3,208,799
                                            =============  =============

          Benefits and expenses:
             Benefits and claims  . . . . .      722,856        753,923
             Amortization of deferred
               policy acquisition costs . .    1,239,767        878,660
             Operating expenses   . . . . .    1,174,717      1,551,213
             Interest expense to
               affiliates, net  . . . . . .      218,456        305,038
                                            -------------  -------------
                                            $  3,355,796   $  3,488,834
                                            =============  =============
          Income (loss) before income
             taxes  . . . . . . . . . . . .      (27,111)      (280,035)
          Income taxes  . . . . . . . . . .            -              -
                                            -------------  -------------
          Net income (loss) . . . . . . . . $    (27,111)  $   (280,035)
                                            =============  =============
          Weighted average number of shares
             outstanding  . . . . . . . . .    3,830,619      3,796,375
                                            =============  =============
          Net income (loss)per common . . . $       (.01)  $       (.07)
                                            =============  =============




                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended June 30
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          REVENUES:
             Reinsurance premiums assumed   $  1,106,266   $    825,625

               Direct premiums earned . . .      139,104        231,094
               Less reinsurance ceded . . .     (114,476)       (75,259)
                                            -------------  -------------

               Net premium income . . . . .    1,130,894        981,460
               Net investment income  . . .       89,517        128,029
               Other income . . . . . . . .      407,972        539,449
                                            -------------  -------------
                                            $  1,628,383   $  1,648,938
                                            =============  =============

          Benefits and expenses:
             Benefits and claims  . . . . .      375,622        423,001
             Amortization of deferred
               policy acquisition costs . .      496,715        429,825
             Operating expenses   . . . . .      701,449        772,716
             Interest expense to
               affiliates, net  . . . . . .      106,965        153,381
                                            -------------  -------------
                                            $  1,680,751   $  1,778,923
                                            =============  =============

          Income before income taxes  . . .      (52,368)      (129,985)
          Income taxes  . . . . . . . . . .            -              -
                                            -------------  -------------
          Net income  . . . . . . . . . . . $    (52,368)  $   (129,985)
                                            =============  =============
          Net income per common share . . . $       (.01)  $       (.03)
                                            =============  =============
          Weighted average number of shares
             outstanding  . . . . . . . . .    3,830,619      3,796,375
                                            =============  =============





                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended June 30
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          Cash flows from operating
             activities:
             Net income   . . . . . . . . . $    (27,111)  $   (280,036)
             Adjustments to reconcile net
             income to net cash provided
             (used) by operating
             activities:
               Amortization/accretion of
                  investment premiums and
                  discounts . . . . . . . .       (1,951)        (5,882)
               Amortization of deferred
                  policy acquisition costs      (142,487)      (878,660)
               Depreciation and
                  amortization  . . . . . .       72,306        188,962
               Net realized (gain) loss on
                  investments . . . . . . .       (7,370)       (51,429)
               Accrued interest on term
                  note, net . . . . . . . .      218,426        260,438
               (Increase) decrease in:
                  Reinsurance recoverable .      273,888        348,378
                  Accrued investment income      (31,258)        (7,376)
                  Trade receivables . . . .      290,466       (449,850)
                  Trade affiliates  . . . .       99,435              -
                  Deferred policy
                    acquisition costs . . .            -        861,655
               Other assets . . . . . . . .     (119,438)       (76,700)
               Increase/(decrease) in:
                  Policy liabilities and
                    accruals  . . . . . . .   (1,728,722)      (388,858)
                  Ceded reinsurance payable            -              -
                  Other liabilities . . . .      (30,518)       260,425
                                            -------------  -------------
                    Total adjustments . . .   (1,107,223)        61,103
                                            -------------  -------------

          Net cash provided (used) in
             operating activities   . . . .   (1,134,334)      (218,933)
                                            -------------  -------------




                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                              Six Months Ended June 30
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          Investment activities:
             Proceeds from sales and
               maturities of investments  .    2,369,514      1,818,069
             Purchases of investments   . .   (2,820,702)    (2,653,239)
             Net advances from KVN  . . . .      250,000              -
             Payments for business
               acquired, net  . . . . . . .     (452,820)       (40,000)
                                            -------------  -------------
          Net cash provided by (used)
             investing activities   . . . .     (654,008)      (875,170)

          Financing activities:
             Purchases of treasury stock  .      (23,724)       (68,593)
             Payments on short-term
               borrowings and long-term
               debt . . . . . . . . . . . .      876,529        (54,302)
             Net proceeds from short-term
               borrowings . . . . . . . . .            -        457,194
                                            -------------  -------------
          Net cash provided by financing
             activities   . . . . . . . . .      852,805        334,299

          Net increase/decrease in cash and
             cash equivalents   . . . . . .     (935,537)      (759,804)
          Cash and cash equivalents,
             beginning of period  . . . . .    1,700,901      1,235,930
                                            -------------  -------------
          Cash and cash equivalents, end of
             period   . . . . . . . . . . . $    765,364   $    476,126
                                            =============  =============









                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1.   Organizations and summary of significant accounting policies

               Organization - Cumberland Holdings, Inc., ("CHI") a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Environmental Service Corp. ("KVN"). Effective October 1, 1992, KVN contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KVN then distributed to its stockholders CHI's common stock on the basis of one share of common stock of CHI for each five shares of KVN common stock and Class B common stock owned (the Distribution). CHI conducts its business through six subsidiaries. CCS, a Florida corporation formed in May 1988, provides reinsurance for speciality sureties and performance and payment bonds for contractors. The surety services provided include reinsurance and, to a lesser extent, direct surety. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. The Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc., (ONS), a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex Consulting, Inc. (Qualex), a Florida corporation formed in November 1994, provides claims and contracting consulting services. CHI and its subsidiaries are referred to herein as the "Company".

               Principles of consolidation - The consolidated financial statements include the accounts of CHI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

               Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CHI and subsidiaries that materially affect the financial statements are summarized in this note.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          2.   Net income per share

               Net income per share for the three and six months ended June 30, 1996 is based on the weighted average number of shares outstanding, adjusted for the dilative effect of stock options, and is the same on both a primary diluted basis.

          3.   Term note due affiliate

               In 1988, CCS issued a surplus debenture to KVN in exchange for $3,000,000 which bore interest at 10 percent per annum. Interest and principal payments were due quarterly only if and when CCS's surplus, as defined below, exceeded $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year.

               In 1992, the debenture due to KVN from CCS was assigned to CHI. CHI entered into a term note agreement with KVN for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992. The term note is pari passi with the other debts of CHI, bears interest at 10 percent and is due on October 1, 2002. Interest and principal are due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance over the next 20 quarters. Each of these payments will be credited first to the accrued interest and then to principal.

               Interest arrearage on these two term notes at December 31, 1995 and June 30, 1996 is $1,797,804 and $2,042,748
               respectively, which is due only if and when the CCS surplus funds exceeds $4,000,000.

               The term note is subordinate in right of payment to all policyholders of CCS. Surplus funds are defined as funds of CCS remaining after deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Insurance Department.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          4.   Notes payable to nonaffiliates

               In connection with the acquisition of certain agencies during 1995 (see Note 10), the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 8% through July 31, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996 and then principal payments of $7,803 are due monthly beginning July 31, 1999.

          5.   Short-term borrowings

               During 1995, the Company entered in to a margin loan agreement with an investment firm which enables the Company to borrow funds up to a percentage of the Company's invested funds. As of December 31, 1995, and June 30, 1996, the Company had $406,607 and $863,801 outstanding under the agreement. As of December 31, 1995, and June 30, 1996, the Company had preferred and common stocks with a fair market value of $1,160,500 and $1,862,265 on account with the investment firm. The loan is payable on demand and must be repaid prior to liquidating the Company's portfolio with the investment firm.

          6.   Intangibles

               Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. The excess of costs over the fair value of identifiable net assets acquired is being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

          7.   Loss and loss adjustment expenses

               The liability for unpaid claims including incurred but not reported losses is based on the estimated ultimate cost of settling the claim (including the effects of inflation and other societal and economic factors), using past experience adjusted for current trends and any other factors that would modify past experience. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserve for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid claims (claim adjustment expense) is accrued when the related liability for unpaid claims is accrued. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Claim adjustment expenses also include other costs that cannot be associated with specific claims but are related to claims paid or in the process of settlement, such as internal costs of the claims function.

               The Company  does not discount  its reserves for  losses and
               loss adjustment  expenses.   The  Company  writes  primarily
               surety contracts which are of short duration.

               The  Company   does  not   consider  investment   income  in
               determining if a premium deficiency relating to short duration contracts exists.

          8.   Unearned premiums

               Unearned premiums are calculated using the monthly pro rata basis.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           9.  Reinsurance

               The Company assumes and cedes reinsurance and participates in various pools. The accompanying financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded. Amounts recoverable from reinsurers are estimated in a manner consistent with the future policy benefit and claim lability associated with the reinsured policies. Accounts recoverable from reinsurers are presented as an asset in the accompanying consolidated financial statements.

               CCS also cedes reinsurance from other insurance companies. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer. Reinsured risks give rise to liability to CCS as the insurer only in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force.

          10.  Acquisitions

               Effective February 28, 1995, the Company acquired substantially all of the assets of The Surety Group, a Georgia insurance agency specializing in the sales of surety bond policies. The purchase price of $850,000 is comprised of $325,000 paid at closing, the assumption of $25,000 of capital lease obligations and a $500,000 note to the seller. The purchase agreement provides that the purchase price may be reduced, but not increased, based on the agency's operating results during the three-year period ending February 28, 1998. The balance at June 30, 1996 is $415,062.

               Effective July 1, 1995 the Company acquired substantially all of the assets of Surety Associates, Inc., a South
               Carolina insurance agency specializing in the sales of surety bond and certain types of property and casualty insurance policies. The purchase price of $1,330,241 is comprised of $180,241 paid at closing, and a $1,150,000 note payable to the seller. The balance at June 30, 1996 is $1,110,000.

               Both acquisitions have been accounted for using the purchase method. The results of operations of the acquired entities have been included in the accompanying consolidated statements of operations since their respective purchase date.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida State Board of Insurance, CCS could write premiums up to an amount equal to six times the statutory surplus, or approximately $30,000,000 at June 30, 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At June 30, 1996, the Company's $12,873,201 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 58.7 percent in cash and investments 20.3 percent in receivables, 3.5 percent in deferred policy acquisition costs, 15.5 percent in intangibles and 2.0 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash (used) in operating activities was $(218,933) and $(1,134,334) for the six months ended June 30, 1996 and 1995, respectively. The cash used in both periods was primarily the results of an increase in trade accounts receivable and a decrease in policy liabilities and accruals.

               Net cash provided by (used in) investing activities was $(875,170) and $(654,008) for the six months ended June 30, 1996 and 1995, respectively. The cash used in both periods primarily related to the net increase in investment purchases and during 1995 for the purchase of one of the two insurance agencies purchased during 1995.

               The Company believes that its available investments, its short term borrowing availability and its cash flow from operations in the future will be sufficient to meet its normal operating needs in the near term.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RESULTS OF OPERATION

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995


               During the six months ended June 30, 1996, net premium income totaled $1,945,926 representing a decrease of 25 percent from that of the same period in 1995 ($2,599,310). The decrease is due primarily to the decrease in the amount of premiums assumed through a pooling agreement.

               During the six months ended June 30, 1996, net investment income of $236,740 increased by 12 percent from that of the same period in 1995 ($212,120). The fluctuation of investment income is attributed to a decrease in earnings of $48,300; an increase in investment expenses of $14,100 offset by capital gains during 1996 of $51,429 as compared to capital loss of $7,370 during 1995 for the same period.

             During the six months ended June 30, 1996, benefits and claims expenses remained relatively flat as compared to the same period in 1995. The ratio of benefit and claim expenses to net premium income increased to 39 percent in 1996 from 28 percent in 1995.

             During the six months ended June 30, 1996, the amortization of deferred policy acquisition costs decreased to $878,660 from $1,239,767 for the same period in the preceding year. The ratio of amortization of deferred policy acquisition costs to net premium income for 1996 (45%) decreased from that of 1995 (48%). The decrease is attributed to the decrease in premiums assumed through a pooling agreement.

             During the six months ended June 30, 1996, operating expenses increased by 32% to $1,551,213 from $1,174,717 for the six months ended June 30, 1995. This increase is due to additional marketing expenses associated with the operation of the agencies acquired during 1995.

             Net interest expense increased to $305,038 in 1996 from $218,456 in 1995. The increase during 1996 is due to interest payments on the loans in connection with the agencies purchased in 1995. Interest expense for affiliated loans are $244,944 and $218,456 during 1996 and 1995, respectively. 1996 interest expense attributed to agencies purchased in 1995 is $60,094.

             The Cumberland Group's effective tax rate was 38.5 percent the six months ended June 30, 1995 and (-0-) for the six months ended June 30, 1996 due to the net operating loss in 1996. The tax benefit generated for the 1996 period has been offset in its entirety by a valuation allowance.





                             PART II - OTHER INFORMATION


          Item 1.   Legal proceedings

                    None

          Item 2.   Changes in securities

                    None

          Item 3.   Defaults upon senior securities

                    None

          Item 4.   Submission of matters to a vote of security holders

                    None

          Item 5.   Other information

          Item 6.   Exhibits and reports on Form 8-K

                    (a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q.

                         27 - Financial Data Schedule (for SEC use only)

                    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CUMBERLAND HOLDINGS, INC.


           Date:   August 14, 1996         By:  /s/ Joseph M. Williams
                  ------------------------      --------------------------
                                                Joseph M. Williams,
                                                President and
                                                Chief Executive Officer
                                                (Principle Executive
                                                 Officer)

           Date:   August 14, 1996         By:  /s/ Carol S. Black
                  ------------------------      --------------------------
                                                Carol S. Black
                                                Controller and
                                                Chief Financial Officer
                                                (Principle Accounting and
                                                 Financial Officer)