Form 10-Q
period 1996-09-30
CUMBERLAND HOLDINGS INC
filed 1996-11-13
CIK 882087

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                       ----------------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1996.
                                          OR
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

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of September 30, 1996 was 3,739,307 shares.





                              CUMBERLAND HOLDINGS, INC.

                                      FORM 10-Q

                                        INDEX


                                                                       Page
                                                                       ----

          PART I.   FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance
                              sheets at December 31, 1995 and
                              September 30, 1996 (unaudited)  . . . . . 1-2

                              Condensed consolidated statements
                              of operation for the nine months
                              ended September 30, 1995 and
                              September 30, 1996  . . . . . . . . . . . . 3

                              Condensed consolidated statements
                              of operation for the three months
                              ended September 30, 1995 and
                              September 30, 1996  . . . . . . . . . . . . 4

                              Condensed consolidated statements
                              of cash flows for the nine months
                              ended September 30, 1995 and 1996
                              (unaudited) . . . . . . . . . . . . . . . 5-6

                              Notes to condensed consolidated
                              financial statements  . . . . . . . . .  7-15

                    Item 2.   Management's discussion and analysis
                              of financial condition and results
                              of operations . . . . . . . . . . . . . 16-19

          PART II.  OTHER INFORMATION

                    Item 1.   Legal proceedings . . . . . . . . . . . .  20

                    Item 2.   Changes in securities . . . . . . . . . .  20

                    Item 3.   Defaults upon senior securities . . . . .  20

                    Item 4.   Submission of matters to a vote
                              of security holders . . . . . . . . . . .  20

                    Item 5.   Other information . . . . . . . . . . . .  20

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  20

                              Signatures  . . . . . . . . . . . . . . .  21





                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


          Item 1.   FINANCIAL STATEMENTS


                              CUMBERLAND HOLDINGS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31,   September 30,
                                                1995           1996
                                            -------------  -------------
          ASSETS                                            (unaudited)
          ------
          Investments:
             Securities available-for-sale
             at fair value:
               Fixed maturities . . . . . . $  3,452,553   $  3,046,700
               Equity securities  . . . . .    1,160,500      1,066,405
             Fixed maturity securities
                held-to-maturity, at
               amortized cost . . . . . . .    1,294,758      1,664,285
             Residential mortgage loan on
                real estate, at unpaid
               principal  . . . . . . . . .       46,367         45,948
             Short-term investments   . . .      348,993        323,993
                                            -------------  -------------
               Total investments  . . . . .    6,303,171      6,147,331
                                            -------------  -------------

             Cash and cash equivalents  . .    1,235,930        550,712
             Accrued investment income  . .       87,231         65,910

             Reinsurance recoverable  . . .    1,697,417      1,299,181

             Accounts receivable:
               Trade, less allowance for
                doubtful accounts of
               December 31, 1995 and
             September 30, 1996   . . . . .      428,376        949,118
               Affiliate  . . . . . . . . .      122,052        121,534
             Deferred policy acquisition
                costs   . . . . . . . . . .      435,272        599,309
             Intangibles, net   . . . . . .    2,162,961      1,929,478
             Other assets   . . . . . . . .      236,566        262,023
                                            -------------  -------------
                                            $ 12,708,976   $ 11,924,596
                                            =============  =============


                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31,   September 30,
                                                1995           1996
                                            -------------  -------------
          LIABILITIES AND STOCKHOLDER'S                     (unaudited)
             EQUITY
          ---------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . . . $  2,351,804   $  1,436,553
             Unearned premiums  . . . . . .    1,182,305      1,607,548

          Ceded reinsurance payable . . . .                     184,517
          Accounts payable and other
             liabilities  . . . . . . . . .    1,116,815      1,224,433
          Short-term borrowings . . . . . .      406,607
          Long-term debt:
             Affiliate, including accrued
               interest . . . . . . . . . .    4,797,804      5,169,870
             Nonaffiliate   . . . . . . . .    1,563,870      1,533,488
                                            -------------  -------------
               Total liabilities  . . . . .   11,419,205     11,156,409
                                            -------------  -------------

          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000 shares
               authorized, no shares issued
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized, 4,056,480 shares
               issued . . . . . . . . . . .        4,040          4,056
             Capital in excess of par
               value  . . . . . . . . . . .    2,044,794      2,069,727
             Net unrealized (depreciation)
               appreciation of available-
               for-sale securities  . . . .       63,045         76,357
             Accumulated deficit  . . . . .     (681,193)    (1,147,395)
                                            -------------  -------------
                                               1,430,686      1,002,745
             Less treasury stock, at cost,
               224,263 and 317,173 shares
               at December 31, 1995 and
               September 30, 1996,              (140,915)      (234,558)
          respectively                      -------------  -------------
               Total stockholders' equity .    1,289,771        768,187
                                            -------------  -------------
                                            $ 12,708,976   $ 11,924,596
                                            =============  =============

                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          REVENUES:
             Reinsurance premiums assumed   $  4,047,088   $  2,179,218

             Direct premiums earned:
               Affiliates . . . . . . . . .
               Nonaffiliates  . . . . . . .      387,265        733,859

               Less reinsurance ceded . . .     (408,935)      (203,254)
                                            -------------  -------------

               Net premium income . . . . .    4,025,418      2,709,823
               Net investment income  . . .      389,703        304,757
               Other income . . . . . . . .      985,241      1,627,910
                                            -------------  -------------
                                            $  5,400,362   $  4,642,490
                                            =============  =============

          Benefits and expenses:
             Benefits and claims  . . . . .    1,364,053      1,006,518
             Amortization of deferred
               policy acquisition costs . .    1,892,773      1,163,103
             Operating expenses   . . . . .    1,930,785      2,476,285
             Interest expense to
               affiliates, net  . . . . . .      393,277        462,786
                                            -------------  -------------
                                            $  5,580,888   $  5,108,692
                                            =============  =============
          Income (loss) before income
             taxes  . . . . . . . . . . . .     (180,526)      (466,202)
          Income taxes  . . . . . . . . . .
                                            -------------  -------------
          Net income (loss) . . . . . . . . $   (180,526)  $   (466,202)
                                            =============  =============
          Weighted average number of shares
             outstanding  . . . . . . . . .    3,830,619      3,776,172
                                            =============  =============
          Net income (loss)per common . . . $       (.05)  $       (.12)
                                            =============  =============



                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                   September 30,
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          REVENUES:
             Reinsurance premiums assumed   $  1,475,774   $    515,037

               Direct premiums earned . . .       92,878        297,229
               Less reinsurance ceded . . .     (142,544)       (48,369)
                                            -------------  -------------

               Net premium income . . . . .    1,426,108        763,897
               Net investment income  . . .      177,583         68,018
               Other income . . . . . . . .      467,986        601,777
                                            -------------  -------------
                                            $  2,071,677   $  1,433,692
                                            =============  =============

          Benefits and expenses:
             Benefits and claims  . . . . .      641,197        252,595
             Amortization of deferred
               policy acquisition costs . .      653,006        311,239
             Operating expenses   . . . . .      756,068        898,276
             Interest expense to
               affiliates, net  . . . . . .      174,821        157,748
                                            -------------  -------------
                                            $  2,225,092   $  1,619,858
                                            =============  =============

          Income before income taxes  . . .     (153,415)      (186,166)
          Income taxes  . . . . . . . . . .
                                            -------------  -------------
          Net income  . . . . . . . . . . . $   (153,415)  $   (186,166)
                                            =============  =============
          Net income per common share . . . $       (.04)  $       (.05)
                                            =============  =============
          Weighted average number of shares
             outstanding  . . . . . . . . .    3,830,619      3,776,172
                                            =============  =============





                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          Cash flows from operating
             activities:
             Net income   . . . . . . . . . $   (180,526)  $   (466,202)
             Adjustments to reconcile net
             income to net cash provided
             (used) by operating
             activities:
               Amortization/accretion of
                  investment premiums and
                  discounts . . . . . . . .       (6,052)        (5,966)
               Amortization of deferred
                  policy acquisition costs     1,892,773     (1,163,103)
               Depreciation and
                  amortization  . . . . . .       52,750        284,854
               Net realized (gain) loss on
                  investments . . . . . . .      (82,044)       (25,933)
               Accrued interest on term
                  note, net . . . . . . . .      336,799        395,986
               (Increase) decrease in:
                  Reinsurance recoverable .       41,630        582,753
                  Accrued investment income                      21,321
                  Trade receivables . . . .    1,155,691       (508,742)
                  Deferred income taxes . .        8,710
                  Deferred policy
                    acquisition costs . . .   (1,739,694)       999,066
               Other assets . . . . . . . .      (55,889)       (76,310)
               Increase/(decrease) in:
                  Policy liabilities and
                    accruals  . . . . . . .   (2,589,509)      (490,008)
                  Ceded reinsurance payable
                  Other liabilities . . . .      295,181        107,618
                                            -------------  -------------
                    Total adjustments . . .     (689,654)       121,536
                                            -------------  -------------

          Net cash provided (used) in
             operating activities   . . . .     (870,180)      (344,666)
                                            -------------  -------------




                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                                 Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                                1995           1996
                                            -------------  -------------
                                             (unaudited)    (unaudited)
                                            -------------  -------------
          Investment activities:
             Proceeds from sales and
               maturities of investments  .    3,392,615      3,383,038
             Purchases of investments   . .   (4,039,201)    (3,181,987)
             Net advances from KC   . . . .
             Payments for business
               acquired, net  . . . . . . .     (498,797)       (12,000)
                                            -------------  -------------
          Net cash provided by (used)
             investing activities   . . . .   (1,145,383)       189,051

          Financing activities:
             Insurance of common stock                           24,949
             Purchases of treasury stock  .      (27,666)       (93,643)
             Payments on short-term
               borrowings and long-term
               debt . . . . . . . . . . . .     (106,635)       (54,302)
             Net proceeds from short-term
               borrowings . . . . . . . . .      672,535       (406,607)
                                            -------------  -------------
          Net cash provided by financing
             activities   . . . . . . . . .      538,234       (529,603)

          Net increase/decrease in cash and
             cash equivalents   . . . . . .   (1,477,329)      (685,218)
          Cash and cash equivalents,
             beginning of period  . . . . .    1,700,901      1,235,930
                                            -------------  -------------
          Cash and cash equivalents, end of
             period   . . . . . . . . . . . $    223,572   $    550,712
                                            =============  =============









                               See accompanying notes.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1.   Organizations and summary of significant accounting policies

               Organization - Cumberland Holdings, Inc., ("CHI") a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI's common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). CHI conducts its business through six subsidiaries. CCS, a Florida corporation formed in May 1988, provides reinsurance for speciality sureties and performance and payment bonds for contractors. The surety services provided include reinsurance and, to a lesser extent, direct surety. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. The Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc., (ONS), a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex Consulting, Inc. (Qualex), a Florida corporation formed in November 1994, provides claims and contracting consulting services. CHI and its subsidiaries are referred to herein as the "Company".

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

               Net income per share for the three and nine months ended September 30, 1996 is based on the weighted average number of shares outstanding, adjusted for the dilative effect of stock options, and is the same on both a primary diluted basis.

          3.   Term note due affiliate

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bore interest at 10 percent per annum. Interest and principal payments were due quarterly only if and when CCS's surplus, as defined below, exceeded $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year.

               In 1992, the debenture due to KC from CCS was assigned to CHI. CHI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992. The term note is pari passi with the other debts of CHI, bears interest at 10 percent and is due on October 1, 2002. Interest and principal are due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance over the next 20 quarters. Each of these payments will be credited first to the accrued interest and then to principal.

               Interest arrearage on these two term notes at December 31, 1995 and September 30, 1996 is $1,797,804 and $2,169,870
               respectively, which is due when the CCS surplus funds exceeds $4,000,000.

               The term note was subordinate in right of payment to all policyholders of CCS. Surplus funds are defined as funds of CCS remaining after deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Insurance Department.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          4.   Notes payable to nonaffiliates

               In connection with the acquisition of certain agencies during 1995 (see Note 10), the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due September 30, 2010 and bears interest at 8% through July 31, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996 and then principal payments of $7,803 are due monthly beginning July 31, 1999.

          5.   Short-term borrowings

               During 1995, the Company entered in to a margin loan agreement with an investment firm which enables the Company to borrow funds up to a percentage of the Company's invested funds. At December 31, 1995 the Company had $406,607 outstanding under the agreement. At December 31, 1995 the Company had preferred and common stocks with a fair market value of $1,160,500 on account with the investment firm. The loan was liquidated August 31, 1996.

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

          10.  Acquisitions

               Effective February 28, 1995, the Company acquired substantially all of the assets of The Surety Group, a Georgia insurance agency specializing in the sales of surety bond policies. The purchase price of $850,000 is comprised of $325,000 paid at closing, the assumption of $25,000 of capital lease obligations and a $500,000 note to the seller. The purchase agreement provides that the purchase price may be reduced, but not increased, based on the agency's operating results during the three-year period ending February 28, 1998. The balance at September 30, 1996 is $423,488.

               Effective July 1, 1995 the Company acquired substantially all of the assets of Surety Associates, Inc., a South
               Carolina insurance agency specializing in the sales of surety bond and certain types of property and casualty insurance policies. The purchase price of $1,330,241 is comprised of $180,241 paid at closing, and a $1,150,000 note payable to the seller. The balance at September 30, 1996 is $1,110,000.

               Both acquisitions have been accounted for using the purchase method. The results of operations of the acquired entities have been included in the accompanying consolidated statements of operations since their respective purchase date.





                              CUMBERLAND HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          11. On November 5, 1996 the Company converted its term note payable to Kimmins Corp. The Company issued 1,723,290 shares to Kimmins Corp. in exchange for full payment of the note. The stock was issued at the fair market value of $3.00 per share. The following pro forma balance sheet represents the effect of the term note conversion.





                              CUMBERLAND HOLDINGS, INC.

                    PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      UNAUDITED

                                     As filed     Pro Forma    Pro Forma
                                   September 30  Adjustments  September 30
                                        1996                      1996
                                   ------------- --------------------------

          ASSETS
          ------

          Investments:
            Securities available-
            for-sale at fair value:

             Fixed maturities      $  3,046,700 $             $  3,046,700

             Equity securities        1,066,405                  1,066,405

            Fixed maturity
            securities held to
             maturity   . . . . . .   1,664,285                  1,664,285
            Mortgage loan . . . . .      45,948                     45,948

            Short term investments      323,993                    323,993



            Cash and cash
             equivalents  . . . . .     550,712                    550,712
            Reinsurance recoverable   1,299,181                  1,299,181



            Deferred policy
             acquisition costs          599,309                    599,309

            Intangibles, net  . . .   1,929,478                  1,929,478
            Other assets  . . . . .   1,398,585                  1,398,585
                                   ------------- --------------------------

                                   $ 11,924,596 $           0 $ 11,924,596
                                   ============= ==========================





                              CUMBERLAND HOLDINGS, INC.

                    PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      UNAUDITED
                                     (continued)

                                     As filed      Pro Forma    Pro Forma
                                   September 30   Adjustments  September 30
                                        1996                       1996
                                   -------------  -------------------------

          LIABILITIES
          -----------

          Policy liabilities and
          accruals:
            Loss and loss
             adjustment expenses  .   1,436,553                  1,436,553

            Unearned premiums . . .   1,607,548                  1,607,548

            Ceded reinsurance
             payable  . . . . . . .     184,517                    184,517

          Accounts payable and
            other liabilities         1,224,433                  1,224,433
          Long-term debt:

            Affiliate, including
             accrued interest   . .    5,169,870   5,169,870(1)          0

            Nonaffiliate  . . . . .   1,533,488                  1,533,488
                                   -------------  -------------------------

            Total liabilities . . .$ 11,156,409 $  5,169,870   $ 5,986,539
                                   =============  =========================
          (1) Elimination of term note payable to Kimmins Corp.





                              CUMBERLAND HOLDINGS, INC.

                    PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      UNAUDITED
                                     (continued)

                                     As filed     Pro Forma    Pro Forma
                                   September 30  Adjustments  September 30
                                        1996                      1996
                                   ------------- --------------------------

          STOCKHOLDERS' EQUITY
          --------------------

          Common stock, $.001 par
            value; 10,000,000
            shares authorized,
            4,056,480 shares issued
            September 30, 1996;
            5,779,770 shares issued
            on pro forma  . . . . .       4,056       1,724(2)       5,780
          Capital in excess of par
          value . . . . . . . . . .   2,069,727   5,168,146(2)   7,237,873

          Net unrealized
          appreciation of
          available-for-sale
          securities  . . . . . . .      76,357                     76,357

          Accumulated deficit . . .  (1,147,395)                (1,147,395)
                                   ------------- --------------------------

                                      1,002,745   5,169,870      6,172,615
          Less treasury stock at
            cost, 317,173 shares at
            September 30, 1996  . .    (234,558)                  (234,558)
                                   ------------- --------------------------

          Total Stockholders'
            equity  . . . . . . . .     768,187   5,169,870      5,938,057

                                   $ 11,924,596 $         0   $ 11,924,596
                                   ============= ==========================






          (2) Issue of 1,723,290 shares of stock at $3.00 per share.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


             The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida State Board of Insurance, CCS could write premiums up to an amount equal to six times the statutory surplus, or approximately $30,000,000 at September 30, 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

             At September 30, 1996, the Company's $11,924,596 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 56.2 percent in cash and investments 20.4 percent in receivables, 5.0 percent in deferred policy acquisition costs, 16.2 percent in intangibles and 2.2 percent in other assets.

             The Company maintains a liquid operating position and follows investment guidelines that are intended to provide for an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

             Net cash (used) in operating activities was $(344,666) and $(870,180) for the nine months ended September 30, 1996 and 1995, respectively. The cash used in both periods was primarily the results of an increase in trade accounts receivable and a decrease in policy liabilities and accruals.

             Net cash provided by (used in) investing activities was $(189,051) and $(1,145,383) for the nine months ended September 30, 1996 and 1995, respectively. The cash used in both periods primarily related to the net increase in investment purchases and during 1995 for the purchase of one of the two insurance agencies purchased during 1995.

             The Company believes that its available investments, its short term borrowing availability and its cash flow from operations in the future will be sufficient to meet its normal operating needs in the near term.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RESULTS OF OPERATION

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


             During the nine months ended September 30, 1996, net premium income totaled $1,315,595 representing a decrease of 33 percent from that of the same period in 1995 ($4,025,418). The decrease is due to the decrease in the amount of premiums assumed through a pooling agreement $1,662,189 which is offset by a $346,594 increase in direct premiums.

             During the nine months ended September 30, 1996, net investment income of $304,758 decreased by 22 percent from that of the same period in 1995 ($389,704). The fluctuation of investment income is attributed to a decrease in short term investment earnings of approximately $46,500; a decrease in realized capital gains of $56,100 which is offset by a decrease of approximately $17,600 in investment expenses.

             During 1996, other income, which is comprised primarily of commissions earned by the insurance agencies, increased $642,669 representing a 65% change to $1,627,910 (1996) from $985,241
          (1995).  The increase is a result of agencies purchased in 1995.

             During the nine months ended September 30, 1996, benefits and claims expenses ($1,006,518) decreased $357,535 as compared to the same period in 1995 ($1,364,053). The ratio of benefit and claim expenses to net premium income increased to 37 percent in 1996 from 34 percent when compared to the same period in 1995, but the decrease in benefit expenses is primarily attributed to the reinsurance pools.

             During the nine months ended September 30, 1996, the amortization of deferred policy acquisition costs decreased to $1,163,103 from $1,892,773 for the same period in the preceding year. The ratio of amortization of deferred policy acquisition costs to net premium income for 1996 of 43% decreased from that of 1995 of 47%. The decrease is attributed to the decrease in premiums assumed through a pooling agreement.

             During the nine months ended September 30, 1996, operating expenses increased by 28% to $2,476,285 from $1,930,785 for the nine months ended September 30, 1995. This increase is due to additional expenses associated with the operation of the agencies acquired during 1995 and the 1996 direct marketing operations of the insurance company.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RESULTS OF OPERATION

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

             Net interest expense increased to $462,786 in 1996 from $393,277 in 1995. The increase during 1996 is due to interest payments on the loans in connection with the agencies purchased in 1995. Interest expense for affiliated loans are $372,066 and $338,221 during 1996 and 1995, respectively. 1996 interest expense attributed to agencies purchased in 1995 is $90,720 as compared to $55,056 during 1995.

             The Cumberland Group's effective tax rate was 38.5 percent the nine months ended September 30, 1995 and (-0-) for the nine months ended September 30, 1996 due to the net operating loss in 1996. The tax benefit generated for the 1996 period has been offset in its entirety by a valuation allowance.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RESULTS OF OPERATION

             COMPARISON OF THREE MONTHS ENDED September 30, 1996 AND 1995

             During the three months ended September 30, 1996, net premium income totaled $763,897 representing a decrease of 46 percent from that of the same period in 1995 ($1,426,108). The decrease is due primarily to the decrease in the amount of premiums assumed through the pooling agreements of approximately $866,562 and is offset by an increase of $204,351 in direct premiums earned.

             During the three months ended September 30, 1996, net investment income of $68,018 decreased by 62 percent from that in 1995 ($177,583). The decrease is due primarily to net realized losses of $25,496 during 1996 as compared to net realized gains of $74,675 during the same period in 1995.

             During the three months ended September 30, 1996, other income of $601,777 increased by 28 percent from $467,986 in 1995, and is attributed to commission income earned from the two agencies purchased during 1995.

             During the three months ended September 30, 1996, benefits and claims expenses decreased to $252,595 from $641,197 for the three months ended September 30, 1995. This decrease is due primarily to a decrease in benefits and claims associated with the reinsure pooling agreements.

             During  the  three  months  ended   September  30,  1996,  the
          amortization of deferred policy acquisition costs decreased $341,767 due primarily to a decrease in assumed premiums.

             During the three months ended September 30, 1996, operating expenses increased $142,208 when compared to the three months ended September 1995. The increase is primarily attributed to operating associated with the direct marketing operations of the insurance company.

             Net interest expense is consistent with the rates charged on the long-term affiliates notes payable and on notes payable related to agencies purchased during 1995.

             Due  to  the  Company's  net   operating  loss  position,  the
          effective tax rate was zero for the three months ended September 30, 1996 and 1995.






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

                                              CUMBERLAND HOLDINGS, INC.


           Date:  November 13, 1996        By:  /s/  Joseph M. Williams
                  ------------------------      -------------------------
                                                Joseph M. Williams
                                                President and
                                                Chief Executive Officer
                                                (Principle Executive
                                                   Officer)


           Date:  November 13, 1996        By:  /s/ Carol S. Black
                  ------------------------      -------------------------
                                                Carol S. Black
                                                Controller and
                                                Chief Financial Officer
                                                (Principle Accounting and
                                                   Financial Officer)