Form 10-K
period 1996-12-31
CUMBERLAND TECHNOLOGIES INC
filed 1997-04-17
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

          [MARK ONE]

          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                     For the fiscal year ended December 31, 1996

                                          OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the transition period from           to
                                                   ----------    ----------
          .

                             Commission File No. 0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)

                    Florida                              59-3094503
          (State or other jurisdiction                 (I.R.S.Employer
           of incorporation)                             Identification
          No.)

          4311 West Waters Avenue, Suite 501, Tampa, Florida       33614
          (Address of principal executive offices)               (Zip Code)

          Registrant's  telephone number, including  area code:  (813) 885-
          2112

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class      Name   of   each   exchange   on   which
          registered:
          -------------------      ----------------------------------------
          Common Stock             NASDAQ

          Securities registered pursuant to Section 12(g) of the Act:

                                         NONE
                  --------------------------------------------------
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter  period that the registrant was  required to





          file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]  No  [  ]





          Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          form 10-K.      [   ]

                                      $6,011,478
                   ------------------------------------------------

            Aggregate market value of voting stock (Common Stock) held by nonaffiliates as of December 31, 1996.

                   5,763,070 shares of Common Stock $.001 par value
                  -------------------------------------------------

                  Number of shares of Common Stock outstanding as of
                                  December 31, 1996.





                                        PART I

          Item 1.        Business
          -------        --------

               Cumberland Technologies, Inc. ("CTI" or "Cumberland"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc., Surety Associates, Official Notary Service of Texas, Inc. ("ONS") and Qualex Consulting Group, Inc. ("Qualex"), collectively, the "Company." CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include reinsurance and, to a lesser extent, direct surety. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. ONS, a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc., a Florida corporation formed in December 1996, provides collection services.

               During 1996, the Company introduced its bond software program "Bond Pro". Cumberland conducts its business through four of its subsidiaries and a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, the surety segment of the insurance industry has provided their services in substantially the same manner since inception. The need to advance technologically created an opportunity for Cumberland to develop a software product to organize its business. A management team of software writers and insurance executives at Cumberland committed itself to developing and distributing software that increases the speed with which insurance companies deliver their products through their agents and carriers to the consumer. It is Cumberland's goal to reduce operating costs of insurance agents through the use of the software Cumberland developed. Cumberland's business strategy focuses on niche industry consolidation through the implementation of communication technologies.





               CCS is a  property and casualty  insurance company that  was incorporated in Texas on May 4, 1988. In September 1994, CCS redomesticated from Texas to Florida. CCS is licensed to write insurance in twenty-two states (Delaware, Florida, Georgia, Idaho, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Missouri, Montana, Nebraska, Nevada, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Texas, Washington, West Virginia and Wyoming) and the District of Columbia and Guam and currently has applications for admission pending in the following
          ten  states:       Alabama,  Arkansas,  Illinois,  Iowa,  Kansas,
          Mississippi, New York, Oklahoma, Pennsylvania, and Wisconsin. Most of these states have a lengthy application process in which filing must be updated with certain financial and nonfinancial information until the Insurance Department decides to approve an application. The Insurance Department is not restricted as to the amount of time it may take to approve an application. All applications are updated as new information becomes available, and Cumberland is waiting for inquiries or actions by the states.

               The states in which CCS has not yet applied for licensing generally require additional years of operating history or additional capital and surplus. Once CCS has met these requirements, it is anticipated that CCS will apply in these states.

               CCS  is  currently  attempting  to obtain  additional  state licenses to spread its risk geographically and increase its sales of direct line insurance. Management believes, however, that CCS can function profitably selling direct line insurance and reinsurance in the states in which it is currently licensed.

               Although licensed for all property and casualty lines of insurance in the majority of the states, CCS has in the past, and intends in the future, to primarily sell surety bonds to contractors and miscellaneous surety bonds to federal and local government agencies. Cumberland has been rated B+ (Very Good) by A.M. Best, an insurance rating agency.

               SSI is a general lines agency that was incorporated in Florida on August 22, 1988. SSI secures surety risks for contractors as an agent and for other agents (as a broker) and secures insurance or reinsurance with twelve insurance companies, one of which is CCS, SG and SA are also general lines insurance agencies. The insurance companies pay SSI, SG and SA a commission ranging from 15 to 30 percent of premiums paid by the policyholders.

               Qualex is a consulting company which provides services to the surety and construction industries.

               The percentages of gross revenue generated by the Company's subsidiaries for the year ended December 31, 1996 were as follows:





                 Subsidiary           Revenue Percentage
          ------------------------ ------------------------

                     CCS                     63  %

                     SSI                     14
                     SG                       6

                     SA                       7

                   Qualex                    10
                                    ------------------------

                                            100  %
                                    ========================

          Insurance Products
          ------------------

               Cumberland sells contract, landfill, notary, various miscellaneous bonds and registered investment advisors liability insurance. In addition, the Company provides reinsurance on surety bonds sold by other small specialty insurance companies. Cumberland also assumes underwriting risk from other surety insurance companies.

               Contract surety bonds guarantee satisfactory performance and completion of a contractors' work and payment of the contractors' debts and obligations relating to the performance of the contract covered by the bond. A default in performance or payment on a bonded contract results in the surety being primarily liable for these obligations, to the extent of the penal amount of the bond.

               On insurance or surety products sold directly by Cumberland, the exposure to loss would be the entire amount of the loss less any portion for which Cumberland has secured reinsurance. On reinsurance, Cumberland's exposure to loss would be limited to the amount of reinsurance provided. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer.

               Contract surety bonds which the Company sells directly and those for which it provides or assumes reinsurance are sold primarily to contractors involved in asbestos abatement, hazardous remediation and other small contractors in other lines of business. Typically, the contracts for which surety bonds are provided range from $100,000 to $250,000, and the amount of the surety bond is for the entire project.





               Miscellaneous bonds include license and permit, court, fidelity, notary and bonds for public officials. The bonds are primarily required by state statute and are used to satisfy certain obligations and to guarantee compliance of certain laws. The bond amounts are typically less than $25,000 and the average amount is $5,000. The Company's emphasis is to write bonds which historically have a low ratio in order to minimize loss exposure.

               Registered Investment Advisors (RIA) Liability Insurance is a claims - made professional liability insurance product which insures specific written warranty's under the insured's risk management program. Each account is limited to $500,000 maximum coverage and loss exposure is not realized until five (5) years after purchase.

               The  Company  generates  revenues  from  direct  premiums on surety bonds it writes and reinsurance premiums on surety bonds for which it provides reinsurance. Typically, premiums range from 1 percent to 3 percent of the bond amount, with the exact premium being established based on established underwriting procedures.

          Nature of Customers - Underwriting Procedures
          ---------------------------------------------

               Cumberland has established an underwriting philosophy that centers on guidelines which seek to minimize the liability of issuing surety bonds by focusing on three principal areas: the financial strength, experience, and operating capacity of the contractor.

               Underwriting guidelines for financial strength provide that a contractor must have a minimum net worth of $100,000, minimum working capital of $50,000, minimum working capital to total contract backlog of 10 percent, minimum net worth to total contract backlog of 20 percent, net income for the past two years, and a debt to equity ratio less than 5:1. In addition, underwriters analyze the contractor's access to lines of credit, as well as secondary personal assets which could be utilized to provide additional financial support.

               Underwriting guidelines related to experience provide that all key managers of a contractor must have a minimum of five years of experience in the following areas: project management, project administration, accounting, and company management. Underwriters also investigate the past performance of the firm by contacting prior owners, subcontractors, and suppliers that have been connected with past projects to investigate a firm's ability to perform its work and to meet its financial obligations on a daily basis.





               When analyzing a contractor's capacity, underwriters look for consistent growth patterns which take into consideration the ratio of working capital to total contract amount and net worth to total contract amount. Underwriters require the outstanding backlog to be less than 150 percent of the largest previous backlog undertaken by the firm. Underwriters also consider the insurance carried by the firm for asbestos abatement and environmental experience and the financial integrity of the insurance carrier. The underwriting guidelines require the carrier to have an A rating by A.M. Best (an insurance rating service) and to provide coverage on an occurrence basis.

               If the firm seeking surety bonding fails to meet the above requirements, the surety requires collateral to offset the additional risk. This option is utilized if the firm meets 80 percent to 99 percent of the requirements. If a firm fails to meet 80 percent of the requirements, it is denied surety bonding.

               Cumberland also requires corporate indemnification, as well as personal indemnification when the ownership of the firm is closely held in order to mitigate the liability of issuing surety bonding. Management believes that Cumberland can achieve profitable operating results with its current operations of the company. Management has entered into negotiations and is actively pursing additional customers to add to and diversify current operations.

          Marketing of Insurance Products
          -------------------------------

               Software
               --------

                    Cumberland  began its  Bond  Pro  software  development
               initiative in 1995. The product is designed to service the national agency base that sell primarily miscellaneous and contract surety bonds.

               Miscellaneous Bonds
               -------------------

                    These bonds are primarily sold through agents issued in
               small dollar amounts and written to governmental bodies as part of a licensing requirement. There are numerous types of miscellaneous bonds sold in the United States. The collective revenue generated from these bonds is over $1 million annually.





                    Each state and municipality within each state have bond
               requirements. For example, if you wanted to secure a license to sell hot dogs from a vending cart, most municipalities required a bond be posted before the governmental body would issue a license. The bonds usually run between $1,000 and $20,000 and are valid for one year. There is a very low loss ratio for these bonds as they do not guarantee performance and each individual risk is relatively small.

                    The premium per bond  ranging from $50 to $500  and the
               number of bonds an agent might write can exceed one thousand per month. Each state requires numerous bond forms and the agent and issuing company must wrestle with the problems associated with legal requirements, approval and insurance which varies from state to state. Also, the billing, collection and accounts receivable associated with large numbers of small invoices must be managed.

               Contract Bonds
               --------------

                    Contract  bonds  center  primarily on  performance  and
               payment bonds issued for the construction industry. The bonds guarantee that a contractor will fulfill their obligations with respect to performing the scope of work defined in the contract and fulfilling their financial obligations. Cumberland's typical bond is less than $1.5 million with aggregate ongoing work of $3 million. The bonds are provided to general contractors, subcontractors, and specialty contractors and are marketed through insurance agencies specializing in this type of coverage.

                    Cumberland's management has  identified agencies  which
               specialize in bonds with the above parameters and solicit their business by personal contact via agency visits. The agency visits also allow for a demonstration of the Bond Pro Software Program which helps to solidify a business relationship due to advantages of automating the issuance of bid, performance, and payment bonds. The efficiencies gained in using the Bond Pro system for issuing, tracking, and reporting bonds enhances Cumberland's ability to increase premium and to develop relationships which may not otherwise be possible due to competition for this class of business.





                    Prior to Cumberland's software  development initiative,
               the insurance industry supplied their products through agents on a manual basis, and made very little use of the current technological advancements in communication methods. Certainly billings and receivables in many instances, have been automated but no integrated system existed which effectively combined company approval, forms inventory, bond issuance, invoicing, accounts receivable, collection, renewals and management information reporting, as well as conforming to the variety of state insurance regulations and dealing with the issue that a single agent might deal with ten to fifteen companies.

                    Starting  in 1995,  Cumberland's management  elected to
               initially focus on this neglected area. Since the launching of the development of this product the company's software team has written, applied for copyright, field tested and began distributing the "Cumberland Bond Issuance Program" to selected agents around the United States on October 1, 1996. The full program encompasses all the required functions and agency needs to run a full scale bond desk. The software developed, when implemented inside the agency structure is designed to reduce the labor required to provide the service.

                    It is  designed to assist  the agency with  the modules
               they choose, and is structured to allow CTI to sell components of the program to a board section of the surety industry.

                    As  of December 31, 1996 CTI has ten agencies using its
               software and contracts for four installations.

                    It  is  CTI's intention  in  1997 to  create  the first
               simplified version of the software for sale through direct mail to smaller agencies throughout the United States. This product includes the basic forms and issuance sections of the full program and will be marketed in a similar fashion as America Online markets its service. CTI is producing a software disk that will be mailed to the agents. All that will be required for them to buy the service is to put the mailed disk into their computer, review the demonstration program and press a button to sign up for agency authorization.

                    Also in development, is  a marketing program which when
               completed, will integrate with the full package and will identify the customers in a given geographical area for the product offered, and include various marketing programs for the agents to use in securing the business. This program will also be sold as a stand-alone product.





                    The  Cumberland  "Bond  Pro"  market  penetration  plan
               directs four (4) sales field personnel to introduce the 400 largest surety agents to our program, install the program and train the agents personnel in its use.

               General
               -------

                    Cumberland utilizes the services of its subsidiaries as
               well as general agents for marketing, underwriting and administration of its direct lines of business. Reinsurance is provided on a treaty and facultative basis. Treaty reinsurance involves providing reinsurance based on a written agreement between the two sureties. The agreement describes which business is covered and the amount covered for each bond. Facultative reinsurance is provided on an individual bond basis. Each bond is underwritten to determine the acceptability of the risk and the amount of reinsurance provided is determined by the underwriter's evaluation of the risk.

                    Cumberland  utilizes the  independent agency  system to
               market its contract, landfill and miscellaneous bonds, direct mail to market its notary bonds, and a general agency to market it's registered investment advisor's insurance.

                    Utilizing  its  bond  program,  Cumberland  markets its
               insurance products through a direct sales force and a direct mail system as well as the independent agency system.

               Direct Insurance
               ----------------

                    During  1996,  Cumberland  Casualty  &  Surety  Company
               changed the focus of how it acquires surety premium. The Company committed to enter the miscellaneous, license and permit, probate, court and performance and payment bond markets on a direct basis. The Company's emphasis will be to  market directly  to  agents for  all  classes of  surety
               business.   This provides  the Company with  greater control
               over marketing and underwriting functions which long-term, will ensure a high quality and profitable book of business.





                    During 1994,  1995 and  1996 Cumberland had  a Managing
               General Agent Agreement with Midwest Indemnity Corp. ("Midwest"), (the "Managing General Agent"). Midwest is a fifty-plus year old insurance agency which is primarily an underwriter of surety bonds. Based in Illinois, Midwest markets bonds nationally through a network of independent agents which market to contractors in their geographic areas. Midwest has been granted underwriting and binding authority on bonds up to $500,000 and premium collection authority, for which it receives a 35 percent commission to cover overhead costs and the cost of commissions to subagents. The profit from this agreement, after deductions for commissions, reinsurance and losses is then split evenly between Cumberland and the Managing General Agent. As of December 31, 1996, the Company reported a profit split recoverable from Midwest of approximately $.5 million. Effective January 1, 1997 Cumberland dissolved its agreement with Midwest Indemnity Corp.

                    Cumberland primarily  writes direct surety bonds for KC
               and its affiliates. Revenues attributable to direct surety transactions with KC and its affiliates were $13,546, $4,535 and $2,873 for the years ended December 31, 1994, 1995 and 1996, respectively.

               Reinsurance
               -----------

                    Effective July  1, 1996,  Cumberland Casualty  & Surety
               Company entered into a surety excess of loss reinsurance agreement with Transatlantic Reinsurance Company which provides the Company with the ability to write single bonds up to $1,500,000 with a principal aggregate level of
               $3,000,000.         Transatlantic     Reinsurance    Company
               (Transatlantic Re) is a carrier that specializes in reinsurance treaties related to the surety business. Established in 1952, Transatlantic Re is Best Rated A+
               (Superior), with statutory surplus of $787,403,000 at December 31, 1995. The reinsurance treaty provides the Company the ability to actively pursue small to medium sized contractors with revenues up to $5,000,000. It also allows the Company to market and underwrite miscellaneous surety bonds up to $1,500,000. The agreement is a principal excess of loss agreement and Cumberland retains five percent (5%) of $900,000 net loss, each principal excess of $100,000 net loss, each principal. The Company retains ten percent (10%) of the next $1,000,000 layer. This reinsurance treaty effectively allows Cumberland Casualty & Surety Company to market its products in all twenty-two (22) states they are presently licensed in, which will lead to a better geographic spread of risk and premium dollars.





                    A  portion of Cumberland's reinsurance premiums written
               were generated through a quota share reinsurance treaty (the "Treaty") with an unaffiliated insurer, Indiana Lumbermen's Mutual Insurance Company ("ILMIC"). ILMIC is a specialty carrier that issues insurance policies related to the lumber business and surety bonds. Established in 1897, ILMIC is
               Best Rated B++ (Very Good) with statutory policyholders' surplus of $25,242,000 at December 31, 1995. The terms of this treaty provide that Cumberland assume 40 percent of all bonds up to $250,000 written by ILMIC and also assume 40 percent of the losses and loss adjustment expenses associated with the policies. ILMIC retained 40 percent commission to cover agents' commissions, premium taxes and general overhead expenses. This treaty has been replaced by a pooling agreement, and although Cumberland is still receiving residual revenues from this treaty, it does not anticipate receiving significant future revenues from this agreement.

                    For  the  period  October   1991  to  September   1993,
               Cumberland entered into a pooling agreement with ILMIC. Connecticut Indemnity Company ("CIC") and American Surety Company ("American Surety") which replaces the quota share reinsurance agreement. CIC is a member of the Orion Capital Companies which are specialty writers of property and casualty coverages with an emphasis on workers' compensation, professional liability for architects and engineers, nonstandard automobile and surety business. CIC was formed in 1917 and had statutory surplus of $90,381,000 at December 31, 1995. CIC is Best Rated A (Excellent), based on the consolidated performance of the Orion Capital Companies by A.M. Best, an insurance rating agency. The Orion Capital Companies had statutory surplus of $520,306,000 at December 31, 1995 and, based on its consolidated performance, is Best Rated A (Excellent). American Surety is a small nondomestic surety which is not rated. This pooling arrangement increased Cumberland's diversification geographically and reduced the amount of dependence on ILMIC. Because of this agreement, management does not believe that the loss of the quota share reinsurance treaty with ILMIC had a material adverse effect on the operation of Cumberland.





                    The  Company  entered  into  a  new  pooling  agreement
               (beginning October 1993). Under the provisions of the new agreement, CIC and ILMIC were replaced by Gulf Insurance Company ("Gulf"). Under this agreement, Cumberland assumes 10% (effective April 1, 1996); 12.5% (effective April 1, 1995; 25% prior to that date) of certain surety policies underwritten by Gulf. Gulf is a member of the Gulf Insurance Group which was formed in 1940 and is jointly owned by Primerica Corporation and Travelers Corporation. Gulf is rated A+ (Superior) and had policyholders' surplus of $269,179,379 at December 31, 1995. Gulf is a niche market underwriter which targets small to medium size accounts and offers D&O, E&O, fidelity and surety and other specialty liability products.

                    Cumberland  assumes  reinsurance on  a  facultative and
               treaty basis from several small sureties. The loss of one of these customers would not have a material impact on the operations of Cumberland.

               Investments
               -----------

                    Investments  activities are conducted  by an investment
               committee which manages assets pursuant to investment objectives and guidelines established by senior management of Cumberland. These objectives require that the portfolio consist of debt and equity securities of the type and quality mix which will enable Cumberland to compete effectively in the property and casualty insurance market, provide appropriate interest margins and assure Cumberland's continued solvency and profitability. In addition, investments in tax-free obligations are made to the extent of any tax advantages available. Investment in any security not stated in the investment committee's philosophy is limited to five percent of statutory surplus.

               Reserves for Losses and Loss Adjustment Expenses
               ------------------------------------------------

                    Reserves for  losses and  loss adjustment expenses  are
               established based upon reported claims and Cumberland's historical record of loss percentages and trends. The amount of loss reserves for reported claims is based on a case by case evaluation of the claim. Additionally, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Amounts are adjusted periodically to reflect these factors. In addition, Cumberland may incur additional liability if its reinsurers do not meet their obligations. Reinsurance does not discharge an insurance carrier from its primary liability to a policy holder for the face amount of the coverage.





                    Reserve  for losses  and loss  adjustment expenses  are
               actuarial estimates of losses, including the related settlement costs. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the losses and loss adjustment expenses, including the cost of incurred but not reported losses. In accordance with statutory requirements, CCS's reserves are certified annually at year end by an independent actuary.

                    There  has  been  no  material  change  in  the  mix of
               business, including the location of business, geographic mix, and types of risks assumed. Incurred losses increased in 1994 due to a single principal on business written through the 1991/92 pooling agreement. This loss was atypical in nature, and the Company does not expect this trend to continue. An additional reserve increase was recognized during 1996 due to the increase in claims on a 1993/1994 Pooling Agreement.

                    Current  fluctuations  in  inflation  have  not  had  a
               material effect on the financial statements and there are no explicit provisions in the financial statements for the effects of inflation that may cause future changes in claim severity.

                    Other  than  certain classification  differences, there
               are no material differences between statutory reserves and Generally Accepted Accounting Principle ("GAAP") reserves. The Company does not discount its loss reserves for financial reporting purposes.

               Claims Adjustment
               -----------------

                    In  addition to  management's  active participation  in
               claims administration, Cumberland has historically relied upon outside claims adjusters and attorneys to help minimize the cost of claims administration. Due to management's active participation and the increased direct premium, Cumberland believes it has the expertise to manage its claims administration.

               Regulation
               ----------

                    Cumberland   is  subject   to  regulation   by  various
               supervising agencies which exercise broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy and bond forms, establishing reserve requirements,
               prescribing    dividend   limitations,    approving   rates,
               prescribing the form and content of required financial statements, regulating the types and amount of investments
               permitted   and  other   matters,  all   as  set   forth  in





               regulations.





                    State laws regulating insurance holding companies, such
               as Cumberland, may significantly limit the ability of CCS to pay dividends to Cumberland, therefore affecting Cumberland's ability to pay or KC's ability to require Cumberland to pay loans or advances from KC. Under insurance guaranty fund laws, insurers doing business in states having such laws can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The amount of any future assessments on Cumberland under these laws cannot be reasonably estimated at this time.

                    All  of  the states  in  which  Cumberland is  licensed
               regulate insurers and their affiliates under insurance holding company legislation. Under such laws, transactions with related parties may be subject to prior notice or approval depending on the size of the transaction in relation to the Company's financial position. There can be no assurance that such transactions will be approved in the future.

                    Although  the federal  government  generally  does  not
               directly regulate the insurance industry, federal initiatives often have an impact on the industry in a variety of ways. Current and proposed federal measures which may significantly affect the insurance industry include employee benefit regulation, securities regulation concerning insurance products, tax law changes affecting the taxation of insurance companies, changes in the tax treatment of insurance products, and proposed legislation to more fully subject insurance companies to antitrust laws. Changes in federal, state, and local regulations could have a materially adverse effect on Cumberland's future operations.

                    Cumberland  believes it is  substantially in compliance
               with all material statutory regulations concerning its primary business operations.

               Competition
               -----------

                    The insurance industry is highly competitive due to the
               number and size of insurers and agencies. However, because Cumberland markets its products in the specialty contract surety and landfill market, Cumberland believes that its competition is limited to a few regional surety companies which have also targeted this market. The larger sureties and insurance companies have chosen historically not to enter this market.

                    Cumberland has aligned itself with other small sureties
               as  a reinsurer.   Therefore,  Cumberland is  able to  write
               larger  bonds than  some competitors  of the  same financial





               size because of the availability of reinsurance from these sureties.





                    Cumberland operates in a  highly competitive market for
               miscellaneous bonds, and competes with its competition on price and service.

                    Cumberland  believes  that  the  principal  competitive
               factors in the industry are reputation, managerial experience, price, and breadth of services offered. Cumberland believes that the experience of senior management, together with their reputation and the use of their bond program as a marketing tool, provides it with a competitive advantage in the industry in which its products are marketed.

               Employees
               ---------

                    Cumberland employs  thirty-one employees, of  which two
               are employed in an executive capacity, eight are employed in professional capacities, and twenty-nine are employed in a variety of administrative and clerical positions. Cumberland believes that it can continue to operate effectively with the current number of employees.

                    None of  the Company's employees are  union members and
               none are subject to collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

               Surplus Debentures/Term Note
               ----------------------------

                    In 1988,  CCS  issued  a  surplus debenture  to  KC  in
               exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS's surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign and income taxes of CCS during that year. As of December 31, 1996, no payments could be made under the terms of the debenture.

                    In  1992, the debenture due to KC from CCS was assigned
               to CTI.  CTI entered into a term note agreement  with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the
               Distribution.   The term note  is pari passi  with the other
               debts of CCS,  bears interest  at 10 percent  and is due  on
               October 1, 2002.   Interest and principal  are due quarterly
               with minimum payments equal to one half of net earnings before interest and federal income taxes. The term note was subordinate in right of payments to all policyholders of
               CCS.  Surplus funds  are defined as funds CCS  has remaining after deduction of capital, insurance reserves and all other
               liabilities,   in   accordance  with   accounting  practices





               prescribed or permitted by the Florida Insurance Department.





                    Effective October 1, 1996,  CTI issued 1,723,290 shares
               at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Services, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

          Item 2.        Properties
          -------        ----------

               Cumberland leases office space from a company owned by the chairman of the Board, Mr. Francis M. Williams, at a monthly rate of $4,347. The lease expired on February 28, 1997. A new lease was executed March 1, 1997.

          Item 3.        Legal Proceedings
          -------        -----------------

               Cumberland and its subsidiaries are involved in various lawsuits arising in the ordinary course of its business operations as an insurer. Management does not believe that any of these lawsuits will have a material effect on the consolidated financial position, future operations or cash flows of Cumberland.

          Item 4.        Submission  of  Matters  to  a  Vote  of  Security
          Holders
          -------        --------------------------------------------------

          None

          Item 5.        Market for the Company's Common Equity and Related
          -------        Stockholders Matters
                         --------------------------------------------------
          --

               The Company's Common Stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, Cumberland was approved and included in the trading on the Nasdaq Small Cap Market. Bid and Asked prices were set forth in Quotation Market Sheets published by the National Quotation Bureau and Nasdaq. The bid and asked prices for 1995 and 1996 were as follows:

                                         1995           1996
                                   ------------------------------

                                     Bid     Ask    Bid     Ask
                                   ------- ---------------------

               First Quarter         $3/8   $1/2    $1/2   $9/16
               Second Quarter        1/4     1/2    7/8    1.00

               Third Quarter         1/4     1/2    3.00   3-1/4





               Fourth Quarter        1/4     1/2    3.00   3-1/4





               As of December 31, 1996, there were 1,062 stockholders of record of the Common Stock. A number of such Holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

               Dividends
               ---------

                    The payment by the Company of dividends, if any, in the
               future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and other financial needs. Cumberland does not anticipate paying any dividends on Cumberland Common Stock in the near future.

                    The  future payment  of dividends,  if any,  by  CCS is
               within the discretion of its Board of Directors and will depend upon CCS's earnings, statutory limitations, capital requirements (including working capital needs) and financial condition, as well as other relevant factors. Applicable state laws and regulations restrict the payment of dividends by CCS to the extend of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless CCS obtains prior approval from the insurance commissioner. CCS does not anticipate paying any dividends on CCS Common Stock in the near future.





          Item 6.        Selected Financial Data
          -------        -----------------------

          Income Statement Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                               1992     1993     1994     1995    1996
                                             -------- -------- -------- ----------------
                                                (In Thousands - except per share data)


            Operating data:

              Net premium income  . . . . . .$  5,042 $  4,412 $ 4,957 $  5,068 $  3,808
              Net investment income . . . . .     331      337     284      397      404

              Net realized gain (losses)  . .       -       22    (124)     124      118

              Benefits and expenses . . . . .   5,418    4,825   6,604    7,016    6,952

              Income (loss) before income
               taxes  . . . . . . . . . . . .     248      238  (1,209)    (228)    (583)
              Net income (loss) . . . . . . .     183      231  (1,073)    (228)    (583)

            Pro forma net income (loss) per
              share (1) . . . . . . . . . . .$    .05 $    .06 $  (.27)$   (.06)$   (.14)

          (1) Pro forma net income (loss) per share (unaudited) for 1992 and 1993 has been calculated based on the 4,039,780 shares of Cumberland Common Stock that were outstanding after the Distribution. The 1994, 1995 and 1996 net income (loss) per share amounts have been computed based on the actual weighted average number of shares outstanding during the respective years, adjusted for the dilutive effect of stock options.





          Balance Sheet Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                               1992     1993     1994     1995    1996
                                             -------- -------- -------- ----------------
                                                (In Thousands - except per share data)


            Balance sheet data:

              Investments . . . . . . . . . .$  7,637 $  5,046 $ 5,852 $  6,303 $  6,110
              Cash and cash equivalents . . .   1,161    3,117   1,701    1,236      669

              Accounts receivable . . . . . .   1,361      948   2,540      550      925

              Reinsurance recoverables (1)      1,363    1,876   1,749    1,697      988

              Deferred policy acquisition
                costs . . . . . . . . . . . .     697      340     581      435      635
              Intangibles . . . . . . . . . .      --       --     134    2,163    1,957

              Total assets  . . . . . . . . .  12,608   11,956  12,834   12,709   11,769



              Policy liabilities and
                accruals:
                Unearned premiums . . . . . .   1,895    1,037   1,631    1,182    1,862

                Losses and LAE (1)  . . . . .   3,497    3,355   3,138    2,352    1,992

              Term notes/surplus debentures,
                including accrued interest      4,291    4,403   4,343    4,798        0

              Other long-term debt  . . . . .      --       --      --       --    1,533
              Total liabilities . . . . . . .  10,169    9,351  11,518   11,419    5,956

              Total stockholders' equity  . .   2,439    2,605   1,316    1,290    5,813

          (1)  The  1992, 1993,  1994,  1995  and  1996 amounts  have  been adjusted to reflect the Company's adoption of SFAS 113. "Accounting and Reporting for Reinsurance of Short-Duration and Long- Duration Contracts." See Note 1 of the Notes to Consolidated Financial Statements.





          Item 7.        Management's Discussion and Analysis of Financial
          -------        Condition and Results of Operations
                         -------------------------------------------------

          Results of Operations
          ---------------------

               The following  table sets forth, for  the periods indicated,
          (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                        Percentage Increase
                                                             (Decrease)
                                          Year Ended December      Year Ended December
                                                   31                      31
                                    --------------------------------------------------

                                       1994      1995      1996      1995      1996
                                    --------------------------------------------------

            Net premium income  . . $   4,957 $   5,068 $   3,808 $     2.2%$   (24.9)

            Net investment income         284       397       404      39.8       1.8

            Net realized gains
              (losses)  . . . . . .      (124)      124       118     200.0      (4.8)

            Other revenues  . . . .       278     1,199     2,039     331.3      70.1
            Benefits and expenses       6,604     7,016     6,952       6.2       (.9)

            Loss before income taxes   (1,209)     (228)     (583)     81.1    (155.7)

            Net loss  . . . . . . .    (1,073)     (228)     (583)     78.8    (157.7)


          Year  Ended December 31, 1996 Compared to Year Ended December 31,
          1995
          -----------------------------------------------------------------
          -

               During the year ended December 31, 1996, net premium income decreased by 25 percent to $3,808,000 from $5,068,000 for the year ended December 31, 1995.

               Net reinsurance premiums earned through the Pooling Agreements were $2,693,418 and $4,440,632 for 1996 and 1995, respectively representing a decrease of $1,747,214, or an overall 39 percent decrease in assumed premiums.





               Direct premiums earned were $1,114,901 and $627,683 for 1996 and 1995, respectively, representing an increase of $487,218 or 78 percent.





               During 1996, direct premiums written by CCS increased while assumed premiums decreased as a result of the marketing activities of the Company. CCS's direction is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. The following table reflects the written premium activity for 1996 and 1995.

                                            Written Premiums
                              --------------------------------------------

                                   1995           1996         % Change
                              -------------- -------------- --------------

             Direct . . . . . $      881,683 $    2,025,796 $         130%
             Assumed  . . . .      3,899,884      2,890,050           (26%)
                               -------------- -------------- --------------

             Total  . . . . . $    4,781,567 $    4,915,846 $            3%
                               ============== ============== ==============

               During the year ended December 31, 1996 and 1995, investment income before capital gains was $403,919 and $397,681, respectively. Realized gains, net of losses, for the year ended December 31, 1996 and 1995 was $117,824 and $124,004, respectively. The net result was investment income remained consistent for 1996 as compared to 1995.

               Other revenues for the year ended December 31, 1996 increased to $2,039,331 from $1,198,249 for the year ended December 31, 1995, an increase of 70.1%. The increase is a direct result of an increase of $612,350 in commission income earned by subsidiary surety agencies, and an increase of $228,729 in consulting revenues derived from Qualex which was formed in November 1994.

               During the year ended December 31, 1996, benefits and claims expenses increased to $1,670,640 from $1,245,546 for the year ended December 31, 1995. The increase in benefit and claims expenses of $425,095 is attributed to claims on reinsurance assumed pooling agreements. During 1996, an increase of $300,000 was charged to the 1993/94 pooling agreement. Management believes the increase in claims arising from business written in the Pooling Agreement has leveled off and anticipates that losses associated with the reinsurance contracts will decrease during 1997. Losses associated with direct premiums represent approximately 11% of premiums earned or $127,232.

               During the year ended December 31, 1996, the amortization of deferred policy acquisitions costs decreased to $1,532,355 from $2,380,140 for the year ended December 31, 1995. The decrease is attributable to the decrease in earned premiums.





               During the year ended December 31, 1996, operating expenses increased to $3,255,805 from $2,882,255 in 1995. The increase is due to additional expenses associated with the purchase of two agencies during 1995, expenses incurred in research and development of Cumberland's Bond Program, and additional personnel employed to direct market its insurance products.

               Net interest expense decreased to $493,337 in 1996 from $508,217 in 1995 due to the conversion on the term note to equity on October 1, 1996.

               The Company s effective tax (benefit) rate for 1996 and 1995 was -0- percent for 1996 and 1995. The deviation from statutory rates for 1996 and 1995 primarily relates to the Company s establishment of a valuation allowance on a portion of the net operating loss, the future realization of which is uncertain.

          Year  Ended December 31, 1995 Compared to Year Ended December 31,
          1994
          -----------------------------------------------------------------

               During the year ended December 31, 1995, net premium income increased by 2 percent to $5,068,000 from $4,957,000 for the year ended December 31, 1994. Premium income for 1995, when compared to 1994, remained relatively flat. Net reinsurance premiums earned through the pooling agreements were $4,441,000 and $4,453,000 for 1995 and 1994, respectively. Direct premiums earned were $628,000 for 1995 as compared to $503,000 for 1994, an increase of $125,000 or 25%.

               During the year ended December 31, 1995, net investment income increased to $521,000 from $160,000 for the year ended December 31, 1994. The increase in investment income is attributed to net realized gains of $124,000 and an increase in the interest rate earnings on the bond portfolio during 1995. The Company realized net losses on sales of investments in common stocks in 1994 of $123,000.

               Other revenue for the year ended December 31, 1995 increased to $1,199,000 from $278,000 for the year ended December 31, 1994, an increase of 331%. The majority of the increase relates to $489,000 of commission income derived from SG and SA which were acquired in 1995, and $425,000 of consulting revenues derived from Qualex which was formed in November 1994.

               During the year ended December 31, 1995, benefits and claims expenses decreased to $1,246,000 from $2,646,000 for the year ended December 31, 1994. The ratio of benefits and claims expenses to net premium income for 1995 (25%) decreased from 1994 (53%) primarily due to a decrease in incurred losses relating to a single principal on business written through the 1991/92 pooling agreement. This loss was atypical in nature and expensed during 1994.





               During the year ended December 31, 1995, the amortization of deferred policy acquisition costs increased to $2,380,000 from $2,038,000 for the year ended December 31, 1994. The ratio of amortization of deferred policy acquisition costs to net premium income for 1995 (47%) approximated that for 1994 (41%).

               During the year ended December 31, 1995, operating expenses increased to $2,882,000 from $1,515,000 in 1994. This increase was due primarily to purchasing the two agencies and expanding the Company's book of business.

               Net interest expense increased to $508,200 in 1995 from $406,000 in 1994 primarily due to interest expense associated with the purchase of SG and SA.

               The Company s effective tax (benefit) rate for 1995 was -0-percent as compared to (11.2) percent for 1994. The deviation from statutory rates for 1994 and 1995 primarily relates to the Company s establishment of a valuation allowance on a portion of the net operating loss, the future realization of which is uncertain.

          Liquidity and Capital Resources
          -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,104,000 and $15,405,000 at December 31, 1996 and 1995, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $11,296,000 in 1997 in addition to the amount earned in 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At December 31, 1996, the Company s $11,629,224 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 59 percent in cash and investments (including accrued investment income), 17 percent in receivables and reinsurance recoverables, 22 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.





               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash used in operating activities was $315,000, $375,000 and $355,000 for the years ended December 31, 1994, 1995 and 1996, respectively. In 1994, the cash used in operating activities of $315,000 was due primarily to an increase in trade accounts receivable and the net loss for the year offset by an increase in ceded reinsurance payable. In 1995 and 1996 the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which offset in part by a decrease in accounts receivable.

               Net cash (used in) provided by (used in) investing activities was $(1,024,000), $(383,000), and $358,000 for the
          years ended December 31, 1994, 1995 and 1996, respectively. Investing activities consist of purchases and sales of investments and advances to and from KC.

               KC and Cumberland entered into a term note agreement evidencing the balance of the surplus debenture which was due KC from CCS. The surplus debenture, as well as all accrued interest, has been assigned to Cumberland. Refer to Note 8 of the Notes to Consolidated Financial Statements.

          Losses and Loss Adjustment Expenses
          -----------------------------------

               The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of CCS. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through the end the period. These estimates are subject to the effect of trends in future claim severity and frequency.
          These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary; such adjustments, if any, are included in current operations.

          Reconciliation  of  Liability  for  Losses  and  Loss  Adjustment
          Expenses
          -----------------------------------------------------------------

               The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 1994, 1995 and 1996 to the gross amounts reported in Cumberland s balance sheets:





                                                    December 31

                                            1994        1995        1996
                                        -----------------------------------

          Liability for losses and LAE,
           net of reinsurance
           recoverable on unpaid
           losses, at beginning
           of year  . . . . . . . . . . $1,708,761  $ 1,625,703 $1,052,547
                                        -----------------------------------
          Provision for losses and LAE
           for claims occurring in the
           current year, net of
           reinsurance  . . . . . . . .  2,425,455    1,486,546  1,370,640

          Increase (decrease) in
           estimated losses and LAE for
           claims occurring in prior
           years, net of reinsurance        220,600    (241,000)   300,000
                                        -----------------------------------

          Incurred losses during the
          current year, net of
           reinsurance  . . . . . . . .   2,646,055   1,245,546  1,670,640

          Losses and LAE payments for
          claims, net of
           reinsurance, occurring
           during:
             The current year . . . . .     810,903     161,279    422,544
             Prior years  . . . . . . .   1,918,210   1,657,423  1,705,721
                                        -----------------------------------
                                          2,729,113   1,818,702  2,128,265
                                        -----------------------------------

          Liability for losses and LAE,
           net of reinsurance
           recoverable on unpaid
           losses, at end of year   . .   1,625,703   1,052,547    594,922

          Reinsurance recoverables on
           unpaid losses at end of year
           (1)  . . . . . . . . . . . .   1,512,219   1,299,257  1,396,874
                                        -----------------------------------

          Liability for losses and LAE,
           gross of reinsurance
           recoverables on unpaid
           losses, at end of year   . . $ 3,137,922 $ 2,351,804 $1,991,796
                                        ===================================

          (1)  Exclusive of ceded unearned premiums accounts.





               Cumberland  experienced a  $241,000 excess  in reserves  for losses and loss adjustment expenses in 1995, and experienced a deficiency of $220,600 and $300,000 in 1994 and 1996, respectively for losses incurred in prior years. The excess in 1995 principally resulted from settling case basis reserves established in prior years for amounts that were less than expected. The deficiency in 1994 principally resulted from a single principal on business written through the 1991/92 pooling agreement. This loss was atypical in nature and the Company does not expect this situation to be indicative of a trend. The deficiency in 1996 is a result of additional claims expense on a 1993/94 pooling agreement.

               The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

               The differences between the December 31, 1996 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ("SAP") are as follows:

             Liability for losses and LAE on a SAP basis
               (which is net of reinsurance recoverables on
               unpaid losses and LAE  . . . . . . . . . . . $      907,833

             Reinsurance recoverables on unpaid losses and
               LAE  . . . . . . . . . . . . . . . . . . . .      1,396,874

             Salvage and subrogation  . . . . . . . . . . .       (312,911)
                                                            ---------------
             Liability for losses and LAE, as reported in
               the accompanying GAAP basis financial
               statements . . . . . . . . . . . . . . . . . $    1,991,796
                                                            ===============





          Analysis of Loss and Loss Adjustment Expense Development
          --------------------------------------------------------
               The following table represents the development of the liability for unpaid liabilities, net of reinsurance, for 1989 through 1996 (in thousands).

                                  1989         1990          1991         1992
                                    ------------- -------------------------- -------------


            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      1,003  $      2,171 $      1,663  $      2,426
            Liability re-estimated
              as of:
               One year later . . .        2,113         3,003        1,273         2,239
               Two years later  . .        1,908         2,549        1,200         2,546
               Three years later  .        1,806         2,349        1,316         2,263
               Four years later . .        1,636         2,471        1,443         2,418
               Five years later . .        1,678         2,368        1,234             -
               Six years later  . .        1,639         2,466            -             -
               Seven years later  .        1,635                          -             -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $       (632) $       (295)$        429  $          8
                                    ============= ========================== =============


                                  1993         1994          1995         1996
                                    ------------- -------------------------- -------------

            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      1,709  $      1,625 $      1,053  $        595





            Liability re-estimated
              as of:
               One year later . . .        2,033         2,228        2,186             -
               Two years later  . .        1,481         2,601            -             -
               Three years later  .        2,947             -            -             -
               Four years later . .            -             -            -             -
               Five years later . .            -             -            -             -
               Six years later  . .            -             -            -             -
               Seven years later  .            -             -            -             -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $     (1,238) $       (976)$     (1,133) $          -
                                    ============= ========================== =============
            /TABLE

                                  1989         1990          1991         1992
                                    ------------- -------------------------- -------------


            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
               One year later . . . $      1,351  $      1,931 $        806  $      1,151
                                    ============= ========================== =============
               Two years later  . . $      1,524  $      2,188 $        884  $      1,834
                                    ============= ========================== =============
               Three years later  . $      1,614  $      2,267 $      1,095  $      2,088
                                    ============= ========================== =============
               Four years later . . $      1,614  $      2,295 $      1,254  $      1,957
                                    ============= ========================== =============
               Five years later . . $      1,623  $      2,295 $      1,260  $          -
                                    ============= ========================== =============
               Six years later  . . $      1,623  $      2,331 $          -  $          -
                                    ============= ========================== =============
               Seven years later  . $      1,630  $          - $          -  $          -
                                    ============= ========================== =============

                                  1993         1994          1995         1996
                                    ------------- -------------------------- -------------

            S>                                                              <C





            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
              One year later  . . . $        765         1,643        1,334             -
                                    ============= ========================== =============
               Two years later  . .        1,058         2,316            -             -
                                    ============= ========================== =============
               Three years later  .        2,868             -            -             -
                                    ============= ========================== =============
               Four years later . .            -             -            -             -
                                    ============= ========================== =============
               Five years later . .            -             -            -             -
                                    ============= ========================== =============
               Six years later  . .            -             -            -             -
                                    ============= ========================== =============
               Seven years later  .            -             -            -             -
                                    ============= ========================== =============

          Effect of Inflation
          -------------------
               Inflation has not had, and is not expected to have, a material impact upon the Company s operations for the last three years.





          Item 8.   Financial Statements and Supplementary Data
          -------   -------------------------------------------

               The financial statements of the Company required by this Item are listed in Item 14(a)(1) and (2) and are submitted as a separate section of this report.

          Item 9.        Changes in and Disagreements with Accountants on
          -------        Accounting and Financial Disclosure
                         ------------------------------------------------

          None

          Item 10.       Directors and Executive Officers of the Registrant
          --------       --------------------------------------------------

               The current directors and executive officers of Cumberland are as follows:
                      Name                 Age              Position
          -----------------------------------------------------------------

             Francis M. Williams            55      Chairman of the Board
                                                    of Directors

             Joseph M. Williams             40      President, Treasurer
                                                    and Director
             George A. Chandler             67      Director

             Edward J. Edenfield, IV        38      President, CCS

               All Directors of Cumberland hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of Cumberland are elected annually by the Board of Directors and hold office at the discretion of the Board.

               Set forth below is information regarding the directors and executive officers of Cumberland:





                    Francis M.  Williams has been Chairman of  the Board of
               Cumberland since its inception and, until June 1992, was President of Cumberland. In addition, Mr. Williams has been Chairman of the Board and Director of CCS and SSI from inception and President and Chairman of the Board of KC since its inception in 1979. Prior to November 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. (a predecessor of KC) and its predecessors and sole owner of K Management Corp. From June 1981 until January 1988, Mr. Williams was the Chairman of the Board of Directors of College Venture Equity Corp., a small business investment company; and since June 1981, he has been Chairman of the Board, Director, and sole stockholder of Kimmins Coffee Service, Inc. , an office coffee service company. Mr. Williams has also been a director the National Association of Demolition Contractors and a member of the executive committee of the Tampa Bay International Trade Council.

                    Joseph M.  Williams has  been the Secretary,  Treasurer
               and a Director of Cumberland since its inception and since June 1992 has been President of Cumberland. In addition, Mr. Williams has been the Secretary and Treasurer of Kimmins Corp. since October 1988, the Vice President, Secretary, and Treasurer of CCS since April 1989, and Vice President, Secretary, and Treasurer of SSI since August, 1989. From June 1985 through October 1988, Mr. Williams was the secretary of Kimmins Corp. a predecessor of KC. Mr. Williams has been employed by the Company and Kimmins Corp. in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.





                    Edward  J. Edenfield,  IV  is the  President and  Chief
               Operating Officer of Cumberland Casualty & Surety Company. Mr. Edenfield joined Cumberland Casualty & Surety Company in May of 1996 as Chief Operating Officer, and was promoted to President in September of 1996. He brings over sixteen (16) years of management experience in the insurance industry, specializing in contract and miscellaneous surety bonds. Mr. Edenfield completed his bachelor's degree in Business Administration with an emphasis in Economics from Lycoming College. Prior to his involvement with Cumberland, Mr. Edenfield had various management and senior management positions in the insurance industry. Most recently he was Assistant Vice President - Surety with Meadowbrook Insurance Group in Southfield, Michigan. Mr. Edenfield began his career in 1980 with Continental Insurance Company in their New York home office. Mr. Edenfield is presently a Board Member of The American Surety Association, and is involved in the National Association of Independent Sureties, as well as being a member of the National Association of Surety Bond Producers. Mr. Edenfield is responsible for administration and finance of the insurance operations at Cumberland.

                    George A.  Chandler has  been a Director  of Cumberland
               since its inception. In addition, Mr. Chandler has been a Director of KC since January 1990. Since November 1989, Mr. Chandler has been an independent business consultant. Mr. Chandler was Chairman of the Board from July 1986 to November 1989, and President and Chief Executive officer from October 1985 to November, 1989 of Aqu-Chem, Inc., a manufacturer of packaged boilers and water treatment equipment. From May 1983 to October 1985, he was President, Chief Executive Officer, and Director of American Ship Building Co., which is engaged in the construction, conversion and repair of cargo vessels. Mr. Chandler is also a Director of The Allen Group, Inc. and DeVlieg Bullard, Inc.

          Compliance with Section 16(a) of the Securities Exchange Act
          ------------------------------------------------------------

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company s officers and directors, and persons who own more than 10 percent of a registered class of the Company s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 1996 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.





          Item 11.       Executive Compensation and Other Information
          --------       --------------------------------------------

          Summary Compensation Table

               The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company s President for the year ended December 31, 1996:

                                                             Long-Term
                                           Annual Compensation          Compensation
                                       ---------------------------- -------------------

            Name of Individual                             Other                 All
            and Principal                                 Annual     Stock      other
            Position            Year    Salary   Bonus Compensation Options  Compensation

            Joseph M. Williams
              President and
               Treasurer  . .   1996  $ 95,000 $37,000 $         -  $     -  $         -

                                1995  $ 95,000 $30,000 $         -  $     -  $         -

                                1994  $ 95,000 $30,000 $         -  $     -  $         -

          Aggregate Option Exercises  in 1996 and December  31, 1996 Option
          Values
          -----------------------------------------------------------------

               The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 1996. No options were exercised by such persons in 1996.


                                     Number of
                                     Securities      Value of Unexercised
                                     Underlying           in-the-Money
                                Unexercised Options    Options at Fiscal
                                 at Fiscal Year End     Year End ($)(1)
                   Name         (#) Exercisable (E)     Exercisable(E)
          --------------------- ------------------- -----------------------
          Joseph M. Williams          124,000       $           359,500 (E)


          (1) Represents the dollar value of the difference between the value at December 31, 1996 and the option exercise price of unexercised options at December 31, 1996.





          Compensation Committee Interlocks and Insider Participation
          -----------------------------------------------------------

               There is no compensation committee of the Company s Board of Directors or other committee of the Board performing equivalent functions. The person who performs the equivalent function is Francis M. Williams, Chairman of the Board.

          Compensation of Directors
          -------------------------

               During the year ended December 31, 1996, the Company paid nonofficer Directors an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

          Board Compensation Committee Report on Executive Compensation
          -------------------------------------------------------------

               There is  no formal compensation  committee of the  Board of
          Directors or other committee of the Board performing equivalent functions. As noted above, compensation is determined by Francis M. Williams, Chairman of the Board of the Company under the direction of the Board of Directors. There is no formal compensation policy for the Chief Executive Officer of the Company. Compensation of the Chief Executive Officer, which primarily consists of salary, is based generally on performance and the Company s resources. Compensation for Mr. Joseph Williams has been fixed annually each year by the Chairman of the Board. Mr. Joseph Williams compensation is not subject to any employment contract. In 1994, Mr. Joseph Williams compensation was $125,000. In 1994, the Company recorded net premium income of $4,957,000 and a net loss of $1,073,362. In 1995, Mr. Joseph
          Williams   compensation   was  $125,000.  In  1995,  the  Company
          recorded net premium income of $5,068,315 and a net loss of $228,210. In 1996, Mr. Joseph Williams' compensation was $132,000. In 1996, the Company recorded net premium income of $3,808,319 and a net loss of $582,744.

          Item 12.       Security  Ownership  of Certain  Beneficial Owners
          and
          --------       Management
                         --------------------------------------------------

          Commons  Stock   Ownership  of  Certain  Beneficial   Owners  and
          Management
          -----------------------------------------------------------------

               The following table sets forth the number of shares of Cumberland s Common Stock beneficially owned as of December 31, 1996 by (i) persons known by Cumberland to own more than 5 percent of Cumberland s outstanding Common Stock, (ii) each director and officer of Cumberland, and (iii) all directors and officers of Cumberland as a group:





                                 Amount and Nature
             Name and Address      of Beneficial     Percent of Issued and
           of Beneficial Owner  Ownership of Common   Outstanding Common
                 (1) (2)               Stock                 Stock
          --------------------- ------------------- -----------------------

             Francis M.
             Williams . . . . .   3,542,592     (3)         65.1 %

             Joseph M. Williams     349,783     (4)          6.4 %
             George A. Chandler       2,669     (5)           *

             All directors and
              officers as a
              group (three
              persons)  . . . .      3,895,044              71.5 %


             (1) The address of all officers and Directors of Cumberland listed above are in care of Cumberland at 4311 W. Waters Ave., Suite 501, Tampa, FL 33614.

             (2) Cumberland believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise noted.

             (3)    Includes   2,259,207  shares   owned  by   Mr.  Francis
                    Williams; 1,059,306 shares allocated to Mr. Williams based on his ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,690 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner.

             (4) Includes 8,800 shares owned by Mr. Joseph M. Williams; options to acquire 115,000 shares of Cumberland Common Stock; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested; 205,764 shares held by KC s 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of Cumberland Common Stock held by the ESOP, of which Mr. Williams is a trustee, but of which Mr. Williams disclaims beneficial ownership.

             (5) Includes 1,869 shares owned by Mr. George A. Chandler and options to acquire 800 shares of Cumberland Common Stock.

              *     Less than one percent.





          Item 13.       Certain Relationships and Related Transactions
          --------       ----------------------------------------------

              CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $13,546, $4,535 and $2,873 for the years ended December 31, 1994,
          1995 and 1996, respectively.

              In May 1988, CCS issued KC a surplus debenture in exchange for $3,000,000, bearing interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In December 1988, CCS issued to KC a surplus debenture for $5,000,000 bearing interest at 12 percent per annum. CCS obtained permission from the Commissioner of Insurance and repaid this debenture in 1991. This $5,000,000 payment was applied to the outstanding principal and therefore did not reduce the outstanding interest.

              In 1992, the Company assigned the debenture due to KC from CCS to CTI. CTI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the spin-off transaction. The term note is pari passi with the other debts of the Company, bears interest at 10 percent and is due on October 1, 2002. For the first five years interest and principal are due quarterly with minimum payments equal to one-half of net earnings before interest and federal income taxes. This debenture was subordinate in right of payment to all policyholders of CCS. Surplus funds are defined as funds of CCS remaining after deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Insurance Department.

              Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

              SSI acts as an agent for surety bonds written for KC and its affiliates. Commission revenues attributable to transactions with KC and its affiliates were $59,759, $43,183 and $16,803 for the years ended December 31, 1994, 1995 and 1996, respectively.





              CCS and SSI filed a consolidated tax return with KC for 1988 through September 30, 1992. CTI filed a separate return for the three months ending December 31, 1992. Under a tax-sharing agreement with KC, CCS and SSI were charged that portion of the consolidated liability which is in direct proportion to the ratio of CCS s and SSI s pre-tax financial income or loss to the consolidated totals, without consideration of the effect of permanent and temporary differences which were allocated, in total, to KC. CCS and SSI, accordingly, did not record deferred taxes on their balance sheets and the annual charge representing CCS s and SSI s tax liability was settled through an intercompany charge.

          Item 14.       Exhibits, Financial Statements, Schedules, and
          --------       Reports on Form 8-K
                         ----------------------------------------------

          (a) The following documents are filed as part of this Annual Report on Form 10-K

               1.   Financial Statements

                     -   Report of Independent Certified Public Accountants
                     -   Consolidated  balance sheets at  December 31, 1995
                         and 1996
                     - Consolidated statements of operations for each of the three years in the period ended December 31, 1996
                     - Consolidated statements of stockholders equity for each of the three years in the period ended December 31, 1996
                     - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1996
                     -   Notes to consolidated financial statements

               2.   Financial statement schedules

                    I     -   Summary   of   Investments   -   Other   than
                              Investments in Related Parties
                    II    -   Condensed Financial Information of Registrant
                    III   -   Supplementary Insurance Information
                    IV    -   Reinsurance
                    V     -   Valuation and Qualifying Accounts

               All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

               3. The following documents are filed as exhibits to this Annual Report on Form 10-K:
                    3(a)*-  Articles of Incorporation and Bylaws





                    10*  -  Material contracts
                    11   -  Statement Re: Computation of earnings per share
                    22   -  Subsidiary list

          *    Previously  filed  as   part  of  Registrant s  Registration
               Statement on Form 8, File No. 0-19727 and incorporated herein by reference thereto.

               (b)  Reports on Form 8-K

                    Form 8-K was filed during the three months ended December 31, 1996 due to the term note converted to equity. The filing included Condensed Consolidated Pro Forma Balance Sheet dated September 30, 1996.

               (c)  Exhibits

                    The response to this portion of Item 14 is submitted as a separate section of this report.

               (d)  Financial Statement Schedules

                    The response to this portion of Item 14 is submitted as a separate section of this report.





                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

           Date:     April 15, 1997       CUMBERLAND TECHNOLOGIES, INC.
                                          -----------------------------

           Date:     April 15, 1997       By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Date:     April 15, 1997       By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President


           Date:     April 15, 1997       By:  /s/ Francis M. Williams
                                          -----------------------------
                                          Francis M. Williams,
                                          Chairman of the Board



           Date:     April 15, 1997       By:  /s/ George A. Chandler
                                          -----------------------------
                                          George A. Chandler, Director



           Date:     April 15, 1997       By:  /s/ Carol S. Black
                                          -----------------------------
                                          Carol S. Black, Secretary
                                          (principal financial and
                                          accounting officer)





                              Annual Report on Form 10-K

                               Item 14(a), (c) and (d)

                  List of Financial Statements, Financial Statement
                                Schedules and Exhibits

                             Year Ended December 31, 1996


                            Cumberland Technologies, Inc.

                                    Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                      FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

               The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                       Page

          Report of Independent Certified Public Accountants  . . . . .  30

          Consolidated Balance Sheets at December 31, 1995 and 1996 . .  31

          Consolidated Statements of Operations for Each of the
             Three Years in the Period Ended December 31, 1996  . . . .  33

          Consolidated Statements of Stockholders  Equity for
             Each of the Three Years in the Period Ended
             December 31, 1996  . . . . . . . . . . . . . . . . . . . .  34

          Consolidated Statements of Cash Flows for Each of
             the Three Years in the Period Ended December 31, 1996  . .  35

          Notes to Consolidated Financial Statements  . . . . . . . . .  36

          The following consolidated financial statement schedules are filed as part of this report:

          Schedule I     Summary of Investments Other than
                         Investments in Related Parties . . . . . . . .  54
          Schedule II    Condensed Financial Information of Registrant   55
          Schedule III   Supplementary Insurance Information  . . . . .  59
          Schedule IV    Reinsurance  . . . . . . . . . . . . . . . . .  60
          Schedule V     Valuation and Qualifying Accounts  . . . . . .  61

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          The following exhibits are filed as part of this report:

               Exhibit 11 -   Statement  Re:   Computation of  Earnings Per
                              Share
               Exhibit 22 -   Subsidiary List
               Exhibit 27 -   Financial Data Schedule





                  Report of Independent Certified Public Accountants

          Board of Directors
          Cumberland Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Technologies, Inc. at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          ERNST & YOUNG LLP



          April 10, 1997
          Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                    December 31
                                           -----------------------------
                                                1995           1996
                                           -------------- --------------
           Investments - Notes 1 and 3:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    3,452,553 $   3,055,753
                Equity securities  . . . .      1,160,500     1,020,016
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .      1,294,758     1,664,264
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         46,367        45,838
              Short-term investments   . .        348,993       323,993
                                            ----------------------------
                Total investments  . . . .      6,303,171     6,109,864

              Cash and cash equivalents         1,235,930       669,076
              Accrued investment income            87,231        89,652

              Reinsurance recoverable  . .      1,697,417       987,953

              Accounts receivable:
                Trade, less allowance for
                  doubtful accounts of
                  $67,209 at December 31,
                  1995 and $-0- December
                  31, 1996 . . . . . . . .        428,376       906,530
                Affiliate  . . . . . . . .        122,052        18,006
              Deferred policy acquisition
                costs  . . . . . . . . . .        435,272       635,189
              Intangibles, net   . . . . .      2,162,961     1,956,724
              Other assets   . . . . . . .        236,566       396,442
                                            ----------------------------
                                           $   12,708,976 $  11,769,436
                                            ============================

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31
                                           -----------------------------
                                                1995           1996
                                           -------------- --------------
          Policy liabilities and accruals:
             Loss and loss adjustments
             expenses   . . . . . . . . .  $    2,351,804 $   1,991,796
             Unearned premiums  . . . . .       1,182,305     1,862,114
          Ceded reinsurance payable . . .                       165,504
          Accounts payable and other
             liabilities  . . . . . . . .       1,116,815       403,085
          Short-term borrowings . . . . .         406,607             -
          Long-term debt:
             Affiliate, including accrued
             interest   . . . . . . . . .       4,797,804             -
             Nonaffiliate   . . . . . . .       1,563,870     1,533,265
                                            ----------------------------
               Total liabilities  . . . .      11,419,205     5,955,764
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000 shares
               authorized, no shares
               issued . . . . . . . . . .               -             -
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized, 4,039,780 and
               5,763,070 shares issued at
               December 31, 1995 and 1996,
               respectively . . . . . . .           4,040         5,763
             Capital in excess of par
               value  . . . . . . . . . .       2,044,794     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .          63,045        99,676
             Accumulated deficit  . . . .        (681,193)   (1,263,937)
                                            ----------------------------
                                                1,430,686     6,054,443
             Less treasury stock, at cost,
               224,263 and 310,473 shares
               at December 31, 1995 and
               December 31, 1996,
               respectively . . . . . . .        (140,915)     (240,771)
                                            ----------------------------
             Total stockholders' equity         1,289,771     5,813,672
                                            ----------------------------
                                           $   12,708,976 $  11,769,436
                                            ============================
          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended December 31
                                        ----------------------------------
                                            1994        1995       1996
                                        ----------- ----------- ----------
          REVENUES:
             Reinsurance premiums
               assumed  . . . . . . . . $ 5,019,734 $ 4,944,125 $3,083,787
             Direct premiums earned:
               Affiliates . . . . . . .      13,546       4,535      2,873
               Nonaffiliates  . . . . .     489,698     623,148  1,149,377
             Less reinsurance ceded   .    (566,264)   (503,493)  (427,718)
                                         ----------- ----------- ----------
             Net premium income   . . .   4,956,714   5,068,315  3,808,319
             Net investment income  . .     283,638     397,380    403,919
             Net realized investment
               (losses) gains   . . . .    (123,395)    124,004    117,824
             Commission income  . . . .     141,852     773,611  1,385,964
             Other income:
               Affiliates . . . . . . .      59,759      43,183    338,478
               Nonaffiliates  . . . . .      76,551     381,455    314,889
                                         ----------- ----------- ----------
                                          5,395,119   6,787,948  6,369,393
          Benefits and expenses:
             Benefits and claims  . . .   2,646,055   1,245,546  1,670,640
             Amortization of deferred
               policy acquisition costs   2,037,539   2,380,140  1,532,355
             Operating expenses   . . .   1,514,575   2,882,255  3,255,805
             Interest expense:
               Affiliates (net of
                interest income from
                affiliates of $54,609,
                $22,660 and -0- for
                1994, 1995 and 1996,
                respectively)   . . . .     405,502     432,112    372,066
               Nonaffiliates  . . . . .           -      76,105    121,271
                                         ----------- ----------- ----------
                                          6,603,671   7,016,158  6,952,137
                                         ----------- ----------- ----------
          Loss before income
             taxes  . . . . . . . . . .  (1,208,552)   (228,210)  (582,744)
          Income taxes (benefit)  . . .    (135,190)          -          -
                                         ----------- ----------- ----------
          Net loss  . . . . . . . . . . $(1,073,362)$  (228,210)$ (582,744)
                                         =========== =========== ==========
          Weighted average number of
             shares   . . . . . . . . .   3,908,759   3,824,494  4,026,655
                                         =========== =========== ==========
          Net loss per share  . . . . . $      (.27)$      (.06)$     (.14)
                                         =========== =========== ==========
          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                 Capital in
                                                                 Excess of
                                           Shares      Amount    Par Value
                                        -----------------------------------
          Balance at January 1, 1994  .   4,039,780 $     4,040 $2,044,794
             Purchases of 104,030 shares
               of treasury stock  . . .
             Change in accounting
               principle  . . . . . . .
             Net increase in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net loss . . . . . . . . . -----------------------------------
          Balance at December 31, 1994    4,039,780       4,040  2,044,794

             Purchases of 48,546 shares
               of treasury stock  . . .
             Net increase in unrealized
               appreciation of
               available-for-sale
               securities . . . . . . .
             Net loss . . . . . . . . . -----------------------------------
          Balance at December 31, 1995    4,039,780       4,040  2,044,794

             Purchases of 86,210 shares
               of treasury stock  . . .
             Conversion of term note for
               1,723,290 shares of
               common stock . . . . . .   1,723,290       1,723  5,168,147
             Net increase in unrealized
               appreciation of
               available-for-sale
               securities . . . . . . .
             Net loss . . . . . . . . . -----------------------------------
          Balance at December 31, 1996    5,763,070       5,763  7,212,941
                                        ===================================

          See notes to consolidated financial statements.





                            Cumberland Technologies, Inc.
                   Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1994, 1995 and 1996
                        Consolidated Statements of Operations
                                     (continued)

                              Unrealized
                                                  Appreciation
                                                 (Depreciation)
                                                   of Actively       Retained
                                                   Managed and       Earnings                            Total
                                                 Available-for-    (Accumulated    Treasury Stock    Stockholders'
                                                 Sale Securities     Deficit)     ----------------      Equity
                                                ---------------- ----------------    -----------   ----------------
                                                   ----------       ----------                        -----------


                 Balance at January 1, 1994  .           (28,191)         620,379          (36,244)       2,604,778
                    Purchases of 104,030 of
                    treasury                                                               (77,005)         (77,005)
                       stock   . . . . . . . .

                    Change in accounting                  46,755                                             46,755
                    principle  . . . . . . . .

                    Net increase in unrealized
                       depreciation available-
                       for-sale securities   .          (185,021)                                          (185,021)

                    Net loss   . . . . . . . .                         (1,073,362)                       (1,073,362)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------
                 Balance at December 31, 1994           (166,457)        (452,983)        (113,249)       1,316,145

                    Purchases of 48,546 shares
                    of                                                                     (27,666)         (27,666)
                       treasury stock  . . . .

                    Net increase in unrealized
                       appreciation of
                       available-for-sale                229,502                                            229,502
                       securities  . . . . . .

                    Net loss   . . . . . . . .                           (228,210)                         (228,210)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------
                 Balance at December 31, 1995             63,045         (681,193)        (140,915)       1,289,771
                                                       ==========       ==========       ==========       ==========





                    Purchases of 86,210 shares
                    of                                                                     (99,856)         (99,856)
                       treasury stock  . . . .

                    Conversion of term note for
                       1,723,290 shares of
                       common stock  . . . . .                                                            5,169,170

                    Net increase in unrealized
                       appreciation of
                       available-for-sale                 36,631                                             36,631
                       securities  . . . . . .
                    Net loss   . . . . . . . .                           (582,744)                         (582,744)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------

                 Balance at December 31, 1996             99,676       (1,263,937)        (240,771)       5,813,672
                                                       ==========       ==========       ==========       ==========

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31
                                       -----------------------------------
                                           1994        1995       1996
                                       ----------- ----------- -----------
          Operating activities:
          Net income loss              $(1,073,362) $ (228,210) $ (582,744)
          Adjustments to reconcile net
            loss to net cash used in
            operating activities:
              Amortization/accretion
               of investment premiums
               and discounts  . . . .      (2,850)    (10,137)     (6,052)
              Policy acquisition costs
               amortized  . . . . . .   2,037,539   2,380,140   1,532,355
              Policy acquisition costs
               deferred . . . . . . .  (2,278,348) (2,234,669) (1,732,272)
            Depreciation and
              amortization  . . . . .      90,283     278,008     378,447
              Net realized (gain) loss
               on sales of investments    123,395    (124,004)   (117,824)
              Provision for bad debts      21,926      67,209           -
              Accrued interests on
               term notes, net  . . .     (59,515)    454,772     404,337
              Deferred income taxes .     (31,855)          -           -
              (Increase) decrease in:
               Accrued investment
                 income . . . . . . .      11,939     (40,629)     (2,421)
               Reinsurance recoverable    127,752      51,126     709,464
               Trade receivables  . .  (1,461,300)  1,644,946    (478,154)
               Other assets . . . . .     (78,573)    (89,366)   (232,148)
              Increase (decrease) in:
              Policy liabilities and
               accruals . . . . . . .     377,589  (1,235,291)    319,801
              Ceded reinsurance
               payable  . . . . . . .   1,624,262  (1,930,993)    165,504
              Accounts payable and
               other liabilities  . .     256,458     641,933    (713,730)
                                       ----------- ----------- -----------
          Total adjustments . . . . .     758,702    (146,955)    227,307
                                       ----------- ----------- -----------
          Net cash used in operating
             activities . . . . . . .    (314,660)   (375,165)   (355,437)

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (continued)

                                              Year ended December 31
                                       ----------------------------------
                                           1994        1995       1996
                                       ----------- ----------- -----------
          Investing activities:
          Securities available-for-
            sale:
              Purchases - fixed
              maturities  . . . . . .  (2,539,297) (2,561,848)   (300,012)
              Sales - fixed maturities  3,145,241   1,436,223     620,000
              Purchases - equities  .  (3,315,841) (1,224,251) (3,249,846)
              Sales - equities  . . .   1,961,669   1,445,237   3,628,259
          Securities held-to-maturity:
            Purchases . . . . . . . .  (1,188,860)          -    (680,116)
            Maturities  . . . . . . .     499,918     701,655     310,000
          Proceeds from sales and
            maturities of investments     836,783     116,117      25,529
          Purchases of investments  .    (464,061)       (525)          -
          Purchases of businesses, net
            of cash acquired  . . . .           -    (572,677)          -
          Software development costs            -           -     (99,938)
          Net advances from KC  . . .      40,475     277,452     104,046
                                       ----------- ----------- -----------
          Net cash (used in) provided
            by investing activities    (1,023,973)   (382,617)    357,922
          Financing activities:
          Purchases of treasury stock     (77,005)    (27,666)    (99,856)
          Payments on short-term
            borrowings and long-term
            debt  . . . . . . . . . .           -     (86,130)   (469,483)
          Net proceeds from short-term
            borrowings  . . . . . . .           -     406,607           -
                                       ----------- ----------- -----------
          Net cash (used in) provided
            by financing activities       (77,005)    292,811    (569,339)
                                       ----------- ----------- -----------
          Increase (decrease) in cash
            and cash equivalents  . .   1,415,638    (464,971)   (566,854)
          Cash and cash equivalents,
            beginning of year . . . .   3,116,539   1,700,901   1,235,930
                                       ----------- ----------- -----------
          Cash and cash equivalents,
            end of year . . . . . . .  $1,700,901  $1,235,930  $  669,076
                                       =========== =========== ===========
          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1996

          1.    Summary of Significant Accounting Policies
                ------------------------------------------

                Organization
                ------------

                Cumberland Holdings, Inc. ("CHI"),  a Florida  corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through seven subsidiaries. CCS, a Florida corporation formed in May 1988, provides reinsurance for specialty sureties and performance and payment bonds for contractors. The surety services provided include reinsurance and, to a lesser extent, direct surety. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 provides credit and collections services. CTI and its subsidiaries are referred to herein as the "Company."

                Principles of Consolidation
                ---------------------------

                The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.    Summary of Significant Accounting Policies (continued)
                ------------------------------------------------------

                Basis of Presentation
                ---------------------

                The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CTI and subsidiaries that materially affect the financial statements are summarized in this note.

                Investments
                -----------

                Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, debt securities that the Company has both the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest earnings on these securities, is included in investment income.

                Marketable  equity   securities  and  debt  securities  not
          classified as "held-to-maturity" are classified as "available-for-sale." Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related taxes, reported as a separate component of stockholders equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

                Short-term investments primarily include certificates of deposit having maturities of more than three months when purchased, which are reported at cost which approximates fair value.

               The adoption of SFAS No. 115 resulted in an increase of $46,755 in stockholders equity as of January 1, 1994.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Cash Equivalents
               ----------------

               The Company considers all highly liquid investments having a maturity of three months or less when purchased to be cash equivalents.

               Deferred Policy Acquisition Costs
               ---------------------------------

               The costs of acquiring new surety business, principally commissions, are deferred and amortized in a manner which charges each year s operations in direct proportion to the premium revenue recognized.

               Intangibles
               -----------

               Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. The excess of costs over the fair value of identifiable net assets acquired is being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

               The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Loss and Loss Adjustment Expenses
               ---------------------------------

               The liability for unpaid claims including incurred but not reported losses is based on the estimated ultimate cost of settling the claim (including the effects of inflation and other societal and economic factors), using past experience adjusted for current trends and any other factors that would modify past experience. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid claims (claim adjustment expense) is accrued when the related liability for unpaid claims is accrued. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters fees. Claim adjustment expenses also include other costs that cannot be associated with specific claims but are related to claims paid or in the process of settlement, such as internal costs of the claims function.

               The Company does not discount its reserves for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration.

               The  Company   does  not   consider  investment   income  in
          determining if a premium deficiency relating to short duration contracts exists.

               Unearned Premiums
               -----------------

               Unearned premiums are calculated using the monthly pro rata basis.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Reinsurance
               -----------

               The Company assumes and cedes reinsurance and participates in various pools. The accompanying financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded (see Note 11). Amounts recoverable from reinsurers are estimated in a manner consistent with the future policy benefit and claim liability associated with the reinsured policies.

               Accounts recoverable from reinsurers are presented as an asset in the accompanying consolidated financial statements.

               Revenue Recognition
               -------------------

               Direct insurance and reinsurance premiums earned and the liability for unearned premiums are recognized on a pro-rated basis over the period of risk. Surety and other bonds agency fees are recognized when the negotiated services are provided. The Company s insurance products policies are primarily short-duration contracts.

               Commissions   related  to  agency   activity  are  generally
          recognized at the later of the effective date of the policy or the date billed.

               Income Taxes
               ------------

               The Company s provision for income taxes is computed under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the method required by Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               The Company files a consolidated tax return that includes all of its subsidiaries.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Earnings Per Share
               ------------------

               Net loss per share is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

               Business Concentration
               ----------------------

               The majority of the Company s business relates to surety and performance bonds for contractors. Accordingly, the occurrence of adverse economic conditions in the contracting business could have a material adverse effect on the Company s business although no such conditions have been encountered in the past. The Company only requires collateral from surety bond customers if the customer meets between 80 percent to 99 percent of the Company s underwriting criteria. Customers that fail to meet at least 80 percent of the requirements are denied surety bonding.

               Use of Estimates
               ----------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               Reclassifications
               -----------------

               Certain amounts in 1994 financial statements have been reclassified to conform to the 1995 and 1996 financial statement presentations.

          2.   Related Party Transactions
               --------------------------

               CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership by KC. CCS writes surety bonds for KC and its affiliates.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          2.   Related Party Transactions (continued)
               --------------------------------------

               Affiliate accounts receivable represents funds advanced to or from KC and its affiliates on a periodic basis with repayments made on a periodic basis. Through March 31, 1995, the advances bore interest at ten percent and were due on demand. Subsequent to March 31, 1995, no interest was charged on the advances, which remain payable on demand.

               At December 31, 1996, the Company is a guarantor for $2.25 million of borrowings made under the terms of a loan agreement entered into on December 8, 1995 between KC and a bank.

               Cumberland leases office space from a company owned by the Chairman of the Board at a monthly rate of $4,347.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments

               The Company s investments in available-for-sale securities and held-to-maturity securities are summarized as follows:

                                                 Gross      Gross
                                                       Unrealized  Unrealized  Estimated
                                                Cost       Gains      Losses   Fair Value
                                            ----------- ---------------------- -----------


            Available-for-sale securities
              at December 31, 1996:
                 Fixed maturity securities:

                  U.S. Government bonds . . $3,013,312  $   48,201 $    5,760  $3,055,753

                 Equity securities  . . . .    962,780      67,936     10,700   1,020,016
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $3,976,092  $  116,137 $   16,460  $4,075,769
                                            =========== ====================== ===========
            Held-to-maturity securities at
              December 31, 1996:

                 Fixed maturity securities:

                  U.S. Government bonds . . $1,438,815  $   15,066 $      722  $1,453,159

                  State and municipal bonds    225,449      20,827          -     246,276
                                            ----------- ---------------------- -----------
            Total . . . . . . . . . . . . . $1,664,264  $   35,893 $      722  $1,699,435
                                            =========== ====================== ===========

            Available-for-sale securities
              at December 31, 1995:

              Fixed maturity securities:

                  U.S. Government bonds . . $3,326,638  $  125,915 $        -  $3,452,553
              Equity securities   . . . . .  1,223,370      11,800     74,670   1,160,500
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $4,550,008  $  137,715 $   74,670  $4,613,053
                                            =========== ====================== ===========
            /TABLE

                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)
               -----------------------

                                                 Gross      Gross
                                                       Unrealized  Unrealized  Estimated
                                                Cost       Gains      Losses   Fair Value
                                            ----------- ---------------------- -----------


            Held-to-maturity securities at
              December 31, 1995:
              Fixed maturity securities:

                  U.S. Government bonds . . $1,064,221  $    6,306 $    2,907  $1,067,620

            State and municipal bonds . . .    230,537           -          -     230,537
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $1,294,758  $    6,306 $    2,907  $1,298,157
                                            =========== ====================== ===========

               The amortized cost and fair value of the Company s investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at December 31, 1996 are summarized, by stated maturity, as follows:



                                                                        Available-for-Sale         Held to Maturity
                                    ------------------------  ------------------------

                                      Amortized
                    Maturity            Cost      Fair Value     Cost      Fair Value
            ----------------------- ------------ ------------------------ ------------

            Due in one year or less $   729,642  $   734,809 $   983,193  $ 1,005,454

            Due after one year
              through five years      2,283,670    2,320,944     681,071      693,980
                                    ------------ ------------------------ ------------

                                    $ 3,013,312  $ 3,055,753 $ 1,664,264  $ 1,699,435
                                    ============ ======================== ==========
          /TABLE

                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)
               -----------------------

               Investments  in  any  person  or  its  affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders equity at the end of the respective year were as follows:

                                                    December 31

                                               1995             1996
                                        ----------------- -----------------

            Spartanburg County, SC
               Municipal Bond . . . . . $        230,536  $              -
            Bank of Boston preferred
               stock  . . . . . . . . .          263,750                 -

            First Chicago Corp.
               preferred stock  . . . .          190,000                 -

               At December 31, 1995 and 1996, the Company had $5.2 million and $5.0 million, respectively, in restricted investments and cash and cash equivalents. Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)
               -----------------------

               Net investment income for the Company is comprised of the following:

                                              Year ended December 31
                                        ----------------------------------
                                            1994        1995       1996
                                        ----------- ----------- ----------
          Fixed maturity and equity
            securities  . . . . . . . . $   251,973 $   387,859 $  388,700
          Mortgage loans on real estate      18,262       4,658      4,613
          Short-term investments,
            including cash and cash
            equivalents . . . . . . . .      52,433      74,601     50,684
                                         ----------- ----------- ----------
                                            322,668     467,118    443,997
          Less investment expenses  . .     (39,030)    (69,738)   (40,078)
                                         ----------- ----------- ----------
          Net investment income . . . .     283,638     397,380    403,919
                                         =========== =========== ==========


          Realized gain (loss) on
            available-for-sale
            securities:
            Fixed maturities  . . . . .     (34,752)    (10,984)         -
            Equity securities . . . . .     (88,643)    134,988    117,824
                                         ----------- ----------- ----------
          Net realized investment gains
            (losses)  . . . . . . . . . $  (123,395)$   124,004 $  117,824
                                         =========== =========== ==========

          4.   Fair Value of Financial Instruments
               -----------------------------------

               The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:






                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          4.        Fair Value of Financial Instruments (continued)
                    -----------------------------------------------

                                                 December 31, 1996
                                           -----------------------------
                                              Carrying
                                               Amount       Fair Value
                                           -------------- --------------
          Assets:
            Cash and cash equivalents,
               including short-term
               investments  . . . . . . .  $      993,069 $     993,069
            Investments . . . . . . . . .       5,785,871     5,821,042
            Accounts receivable . . . . .         924,536       924,536
            Reinsurance recoverables  . .         987,953       987,953

            Liabilities:
             Long-term debt   . . . . . .  $    1,533,265 $   1,533,265

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                    Cash  and  cash  equivalents,  short-term  investments,
               accounts receivable, reinsurance recoverables and long-term debt: The carrying amount reported in the balance sheet approximates its fair value.

                    Investments:  Fair values for fixed maturity securities
               are based on quoted market prices, where available, and are recognized in the balance sheet for available-for-sale securities. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.

          5.   Intangibles
               -----------

               Intangibles at December 31 are comprised of the following:

                                                1995           1996
                                           -------------- --------------
            Purchased customer accounts    $   1,084,041  $   1,084,041
            Noncompete agreements . . . .        234,000        234,000
            Goodwill  . . . . . . . . . .        926,661        926,661
            Deferred state admission costs
             and other  . . . . . . . . .        389,427        489,365
                                           -------------- --------------
                                               2,634,129      2,734,067
            Less accumulated amortization       (471,168)      (777,343)
                                           -------------- --------------





                                           $   2,162,961  $   1,956,724
                                           ============== ==============





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          5.   Intangibles (continued)
               -----------------------

               Amortization expense amounted to $61,370 in 1994, $227,185 in 1995 and $306,175 in 1996.

          6.   Reserve for Losses and Loss Adjustment Expenses
               -----------------------------------------------

               The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 1994, 1995 and 1996, to the gross amounts reported in the Company s consolidated balance sheets:

                                                    December 31
                                        ----------------------------------
                                            1994        1995       1996
                                        ----------- ----------- ----------
          Liability for losses and LAE,
            net of reinsurance
            recoverable on unpaid
            losses, at beginning of
            year  . . . . . . . . . . . $ 1,708,761 $1,625,703  $1,052,547
          Provision for losses and LAE
            for claims occurring in the
            current year, net of
            reinsurance . . . . . . . .   2,425,455  1,486,546   1,370,640
          Increase (decrease) in
            estimated losses and LAE
            for claims occurring in
            prior years, net of
            reinsurance . . . . . . . .     220,600   (241,000)    300,000
                                         ----------------------  ----------
          Incurred losses during the
            current year, net of
            reinsurance . . . . . . . .   2,646,055  1,245,546   1,670,640
          Losses and LAE payments for
            claims, net of reinsurance,
            occurring during:
              The current year  . . . .     810,903    161,279     422,544
              Prior years . . . . . . .   1,918,210  1,657,423   1,705,721
                                         ----------------------  ----------
                                          2,729,113  1,818,702   2,128,265
                                         ----------------------  ----------





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Reserve for Losses and Loss Adjustment Expenses (continued)
               -----------------------------------------------------------

                                                    December 31
                                        ----------------------------------
                                            1994        1995       1996
                                        ----------- ----------- ----------
          Liability for losses and LAE,
            net of reinsurance
            recoverables on unpaid
            losses, at end of year  . . $ 1,625,703 $1,052,547     594,922
          Reinsurance recoverables on
            unpaid losses at end of
            year  . . . . . . . . . . .   1,512,219  1,299,257   1,396,874
                                         ----------------------  ----------
          Liability for losses and LAE,
            gross of reinsurance
            recoverables on unpaid
            losses, at end of year  . . $ 3,137,922 $2,351,804  $1,991,796
                                         ======================  ==========

               The Company experienced a redundancy of $241,000 in reserves for losses and loss adjustment expenses in 1995 and experienced a deficiency of $220,600 and $300,000 in 1994 and 1996 respectively. The redundancy in 1995 principally resulted from settling case basis reserves established in prior years for amounts that were less than expected. The deficiency in 1994 principally resulted from a single principal on business written through a 1991/92 pooling agreement. The deficiency in 1996 principally resulted from a 1993/94 Pooling Agreement.

               The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Reserve for Losses and Loss Adjustment Expenses (continued)
               -----------------------------------------------------------

               The Company has entered into a managing general agent agreement with an unaffiliated insurance agency. Under the terms of the agreement, the Company and agency share in the profits and losses resulting from business placed by the managing general agent. As of December 31, 1995 and 1996, the Company reported a profit split recoverable of $542,856 and $527,471, respectively. The profit split amounts have been included as a component of the reserve for losses and loss adjustment expenses for 1995 in the accompanying consolidated balance sheets. During 1996, the profit split recoverable was utilized to offset accounts payable due under the agreement. The managing general agent agreement was not renewed effective January 1, 1997.

          7.   Short-Term Borrowings
               ---------------------

               During 1995, the Company entered into a margin loan agreement with an investment firm which enables the Company to borrow funds up to a percentage of the Company s invested funds ($518,000 at December 31, 1995). As of December 31, 1995, the
          Company had $406,607 outstanding under the agreement. As of December 31, 1995, the Company had preferred and common stocks with an estimated fair value of $1,160,500 on account with the investment firm. The loan bears interest at .75% to 2.50% above the investment firm's base rate (8.75% at December 31, 1995). For the year ended December 31, 1995 and 1996, the Company incurred interest expense of $28,612 and $27,389 respectively, under the terms of the agreement. During 1996, the Company paid off this margin loan.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


               The 1995 weighted average interest rate for short-term borrowings was 8.5%.

          8.   Long-Term Debt
               --------------

               Long-term debt consists of the following:

                                                    December 31
                                                1995           1996
                                           -------------- --------------
          Term note due affiliate
            (including accrued interest of
            $1,797,804 at
            December 31, 1995)  . . . . .  $    4,797,804 $           -
          Note payable due March 1, 2002
            at 8% through February 28,
            2001 and 10% thereafter . . .         413,870       423,265
          Note payable due June 30, 2010
            at 8% through July 31, 1999
            and 9% thereafter . . . . . .       1,150,000     1,110,000
                                            ----------------------------
                                           $    6,361,674    $1,533,265
                                            ============================

               Term Note Due Affiliate
               -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1996, no amounts could be paid by CCS to CTI under the terms of the debenture.

                In addition, in 1992, CTI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the Distribution. The term note was pari passi with the other debts of CCS, bearing interest at 10 percent of the unpaid principal and interest and was due on October 1, 2002. Interest and principal were due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes. Effective October 1, 1996, the term note was converted to equity at a rate of $3.00 per share.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          8.   Long-Term Debt (continued)
               --------------------------

               The term note was subordinate in right of payment to all policyholders of CCS. Surplus funds are defined as funds CCS has remaining after deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Insurance Department.

               Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

               Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 16), the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 8% through March 31, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.

               Maturities of notes payable to nonaffiliates for the five years succeeding December 31, 1996 are as follows:

               Year Ending December 31
          --------------------------------

                        1997                         $ 139,936

                        1998                           173,248
                        1999                           133,248

                        2000                           283,248

                        2001                           283,248





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          9.   Income Taxes
               ------------

               Significant components of the provision (benefit) for income taxes for the years ended December 31, 1994, 1995 and 1996, are as follows:

                                            1994        1995       1996
                                        ----------- ----------- ----------
               Current  . . . . . . . . $  (103,335)$         -          -
               Deferred . . . . . . . .     (31,855)          -          -
                                         ----------- ----------- ----------
                                        $  (135,190)$         -          -
                                         =========== =========== ==========

               A reconciliation of the federal statutory income tax rate applied to pre-tax loss and the effective income tax benefit rate is as follows:

                                            1994        1995       1996
                                        ----------- ----------- ----------
             Federal statutory tax rate      (34.0)%    (34.0) %    (34.0)%
             State income taxes, net of
               federal income tax
               benefit  . . . . . . . .      (3.7)       (4.4)       (3.7)%
             Income exempt from
               taxation and dividend
               exclusions . . . . . . .      (6.6)       (8.5)      (10.1)
             Differences between
               earnings statement and
               tax return . . . . . . .         -        10.7           -
             Valuation allowance  . . .      24.3        34.6        44.4
             Other, net   . . . . . . .       8.8         1.6         3.4
                                         ----------- ----------- ----------
             Effective tax rate   . . .     (11.2) %        -           -
                                         =========== =========== ==========

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company s deferred tax liabilities and assets are as follows:





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          9.   Income Taxes (continued)
               ------------------------

                                                    December 31
                                                1995           1996
                                           -------------- --------------
          Deferred tax liabilities:
            Deferred policy acquisition
             costs  . . . . . . . . . . .  $      163,793 $    239,022
            State licensing costs . . . .          21,486            -
            Losses and loss adjustment
             expenses   . . . . . . . . .               -       31,269
                                            ----------------------------
          Total deferred tax liabilities          185,279       270,291
          Deferred tax assets:
            Amortization of intangibles            23,734        63,341
            Unearned premiums . . . . . .          88,980       140,143
            Losses and loss adjustment
             expenses   . . . . . . . . .          43,186             -
            Net operating loss
             carryforward   . . . . . . .         400,135       746,174
            Alternative minimum credit
             carryforward   . . . . . . .               -        15,555
            Other, net  . . . . . . . . .           3,393           347
                                            ----------------------------
                                                  559,428       965,560
            Less valuation allowance  . .        (374,149)     (695,269)
                                            ----------------------------
          Net deferred tax assets . . . .         185,279       270,291
          Net deferred tax liabilities  .  $            0             0
                                            ============================

               The Company has net operating loss carryforwards as of December 31, 1996 of approximately $1,982,924 which generally expire in 2010 and 2011.

          10.  Regulatory Requirements
               -----------------------

               Generally accepted accounting principles (GAAP) differ in certain respects from the accounting practices prescribed or permitted by insurance statutory authorities.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          10.  Regulatory Requirements (continued)
               -----------------------------------

               Under applicable state insurance statues, CCS must maintain minimum capital and surplus of $1,950,000 (as of December 31, 1996). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 1996, substantially all CCS retained earnings is restricted from paying dividends.

          11.  Reinsurance
               -----------

               CCS assumes reinsurance primarily from a pooling agreement for which CCS assumes 10 percent of the risk with a maximum exposure to CCS of $125,000 per bond. CCS is still receiving residual revenues from a pooling agreement for which CCS assumes 25 percent and 20 percent of the risk with a maximum exposure to CCS of $125,000 and $600,000 per bond, respectively.

               CCS also cedes reinsurance to other insurance companies. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer. The Company continues to have exposure to risk for reinsurance ceded in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force.

               During April 1994, CCS amended one of its reinsurance agreements to be retroactive for policies effective October 1, 1993. The agreement was previously effective beginning January 1, 1994. Under this agreement, CCS assumes 10% (effective April 1,
          1996), 12.5% (effective April 1, 1995); 25% prior to that date) of certain surety policies underwritten by the insurance company. For the years ended December 31, 1996 and 1995, CCS assumed earned premiums of approximately $2,600,000 and $4,372,000, respectively, under the terms of the agreement. The agreement expires April 1, 1997, but is expected to be renewed.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          11.  Reinsurance (continued)
               -----------------------

               Benefits and claims in 1994, 1995, and 1996 are summarized as follows:

                                            1994        1995       1996
                                        ----------- ----------- ----------
               Direct . . . . . . . . . $  (116,928)$    63,343 $  127,232
               Assumed  . . . . . . . .   2,790,489   1,184,953  1,587,890
               Ceded  . . . . . . . . .     (27,506)     (2,750)   (44,482)
                                         ----------- ----------- ----------
               Net benefits and claims
                expenses  . . . . . . . $ 2,646,055 $ 1,245,546 $ 1,670,640
                                         =========== =========== ==========

               One of the Company's subsidiaries is a claimant in a proceeding against the United States Navy before the Armed Services Board of Appeals seeking reimbursement of approximately $1 million related to the subsidiary's performance under a performance and payment bond related to the construction of a building for the United States Navy. Management believes, based on advice from its counsel, that it will be successful in this claim and, accordingly, has recorded a reinsurance recoverable. The Company is currently awaiting a decision in this case.

               The Company s reinsurance recoverable amounts as of December 31, 1995 and 1996 reported in the accompanying consolidated balance sheets also included estimated subrogation recoverables from the U.S. Government of approximately $600,000 and $640,000, respectively.

          12.  Stock Option Plan
               -----------------

                The Company has elected to follow Accounting Principles Board of Opinion No 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," required use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock based awards results in net income and earnings per share that are not material from amounts reported based on APB 25. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          12.  Stock Option Plan (continued)
               -----------------------------

               CTI has 400,000 shares of its common stock reserved for issuance for the exercise of options to be granted under CTI s 1991 stock option plan (the "Plan"). Options granted under the Plan, in general, expire no later than ten years from the date of grant.

               As a result of the Distribution, options were granted to certain individuals, which vest over five years from the date of the grant. At December 31, 1996, options to purchase 68,386 shares of the Company s common stock, at no cost to the holder, have been granted, all are currently exercisable. Effective October 1, 1992, the Company granted options to purchase 100,000 shares to its President at a price of $.125 per share. As of December 31, 1996, all of the options were exercisable.

               Effective May 22, 1996, the Company granted options to purchase 20,000 shares to the President of "CCS" at a price of $.75 per share. As of December 31, 1996, 4,000 of the options were exercisable. The Company granted options on July 26, 1996 to purchase 2,500 shares to an employee at a price of $1.00 per share. As of December 31, 1996, 500 of the options were exercisable.

               As a result of the retirement of a fully vested option holder, the Company purchased 16,700 options on July 1, 1996 at $1.50 per share which represented the fair value of the Company's stock at date of purchase. No options were exercised in 1994, 1995 or 1996.

          13.  Employee Benefit Plan
               ---------------------

               On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's contributions, not to exceed six percent of the participant's annual compensation. The Company's contributions to the plan totaled $7,288 in 1996.

          14.  Supplemental Disclosure of Cash Flow Information
               ------------------------------------------------

               For  the year ending December 31, 1994, interest payable for term note due affiliate of $460,111 was settled through the intercompany account with KC. Interest paid in 1995 and 1996 for short-term borrowings was $28,612 and $27,389, respectively. Interest paid in 1995 and 1996 for term notes due nonaffiliates was $45,600 and $89,000, respectively.  No income taxes were paid
          for the  years ended  December 31,  1994 and 1996.   The  Company





          received an income tax refund of $108,231 for the year ended December 31, 1995.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          15.  Preferred Stock
               ---------------

               CTI is authorized to issue 1,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 1996.

          16.  Acquisitions
               ------------

               Effective February 28, 1995, the Company acquired substantially all of the assets of The Surety Group, a Georgia insurance agency specializing in the sales of surety bond policies. The purchase price of $850,000 is comprised of $325,000 paid at closing, the assumption of $25,000 of capital lease obligations and a $500,000 note payable to the seller. The purchase agreement provides that the purchase price may be reduced, but not increased, based on the agency s operating results during the three-year period ending February 28, 1998.

               Effective July 1, 1995, the Company acquired all of the assets of Surety Associates, Inc., a South Carolina insurance agency specializing in the sales of surety bond and certain types of property and casualty insurance policies. The purchase price of $1,330,241 is comprised of $180,241 paid at closing, and a $1,150,000 note payable to the seller.

               Both acquisitions have been accounted for using the purchase method. The results of operations of the acquired entities have been included in the accompanying consolidated statements of operations since their respective purchase date.

               The effects of the acquired assets have been excluded from the accompanying consolidated statements of cash flows.

               The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been consummated as of those dates or of results which may occur in the future.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          16.  Acquisitions (continued)
               ------------------------

                                               Year Ended December 31
                                                1994           1995
                                           -------------- --------------
                                                    (Unaudited)

               Revenues . . . . . . . . .  $    6,576,646 $   6,960,343
               Net loss . . . . . . . . .      (1,322,490)$    (341,347)
               Net loss per share . . . .  $         (.34)$        (.09)

          17.  Statutory Accounting Practices
               ------------------------------

               Shareholders equity and net income (loss), as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:

                                                          December 31
                                                        1995       1996
                                                    ----------- ----------
          Stockholders' equity
            (capital and surplus) . . .             $ 5,134,923 $5,034,662
                                                     =========== ==========

                                              Year Ended December 31
                                            1994        1995       1996
                                        ----------- ----------- ----------
          Net income (loss) . . . . . . $  (783,977)$   897,955 $ (293,204)
                                         =========== =========== ==========

               CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.





                        SCHEDULE I - SUMMARY OF INVESTMENTS -
                      OTHER THAN INVESTMENTS IN RELATED PARTIES

                            CUMBERLAND TECHNOLOGIES, INC.

                                  DECEMBER 31, 1996

                     Column A             Column B    Column C   Column D
          ----------------------------- ----------- ----------- ----------

                                                                 Amount at
                                                                   Which
                                                                 Shown in
                                                                    the
                                                                  Balance
                Type of Investment          Cost       Value       Sheet
          ----------------------------- ----------- ----------- ----------

          Fixed maturity securities,
            available-for-sale:
             Bonds:

               United States Government
                and government agencies $ 3,013,312 $ 3,055,753 $3,055,753
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .   3,013,312 $ 3,055,753  3,055,753
                                                     ===========

          Equity securities, available-
            for-sale:
             Common stocks:

               Banks, trusts and
               insurance companies  . .       5,625 $     5,625      5,625

               Industrial and
                miscellaneous   . . . .     610,905     671,266    671,266

             Public utilities   . . . .     138,125     135,000    135,000
             Investment in limited
               partnerships . . . . . .     208,125     209,375    208,125
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .     962,780 $ 1,021,266  1,020,016
                                                     ===========





                        SCHEDULE I - SUMMARY OF INVESTMENTS -
                      OTHER THAN INVESTMENTS IN RELATED PARTIES
                                     (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.

                                  DECEMBER 31, 1996


                     Column A             Column B    Column C   Column D
          ----------------------------- ----------- ----------- ----------

                                                                 Amount at
                                                                   Which
                                                                 Shown in
                                                                    the
                                                                  Balance
                Type of Investment          Cost       Value       Sheet
          ----------------------------- ----------- ----------- ----------

          Fixed maturity securities,
            held to maturity:
             Bonds:

               United States Government   1,438,815 $ 1,453,159  1,438,815

               State and municipalities     225,449     246,276    225,449
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .   1,664,264 $ 1,699,435  1,664,264
                                                     ===========
          Residential mortgage loan on
            real estate . . . . . . . .      45,838                 45,838

          Short-term investments  . . .     323,993                323,993
                                         ===========             ==========

          Total investments . . . . . . $ 6,010,187             $6,109,864
                                         ===========             ==========





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.

                                                       December 31
                                               ---------------------------

             Condensed Balance
                  Sheets                            1995          1996
          ----------------------               ------------- -------------

          Assets:
           Accounts receivable
             from affiliates                   $      77,220 $      57,545

           Investment in wholly-
             owned subsidiaries
             (equity)   . . . .                    2,101,051     1,698,281

           Other assets   . . .                      126,240        85,560

           Surplus debenture
             receivable from
             subsidiary   . . .                    4,566,979     4,866,979
                                                ------------- -------------
                                               $   6,871,490 $   6,708,365
                                                ============= =============

          Liabilities:

           Accountants payable                       749,915       863,430

           Other liabilities                           34,000       31,263
           Term note payable to
             affiliate  . . . .                    4,797,804             0

                                                   5,581,719       894,693

          Stockholders' equity:

           Common stock   . . .                        4,040         5,763
           Other stockholders'
             equity   . . . . .                    1,285,731     5,807,909
                                                ------------- -------------

                                                   1,289,771     5,813,672
                                                ------------- -------------

                                               $   6,871,490 $   6,708,365
                                                ============= =============





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.

                                                  Year Ended December 31
                                               ---------------------------

           Condensed Statements
               of Operations          1994          1995          1996
          ---------------------- ------------- ------------- -------------

          Management fees from
           wholly-owned
           subsidiaries   . . .  $     155,417 $           - $      62,557
          Interest income from
           subsidiary   . . . .        310,500       300,000       300,000
                                  ------------- ------------- -------------

                                       465,917       300,000       362,557

          Costs and expenses:

           Selling and
             administrative
             expenses   . . . .        305,211       151,189       133,834
           Interest expense to
             affiliates   . . .        481,736       454,772       372,066
                                  ------------- ------------- -------------

                                       786,947       605,961       505,900
                                  ============= ============= =============

          Loss before income
           taxes and equity in
           net income (loss) of
           subsidiaries   . . .       (321,030)     (305,961)     (143,343)

          Federal and state
           income tax benefits           8,710             -            -
          Equity in net income
           (loss) of
           subsidiaries   . . .       (761,042)       77,751      (439,401)
                                  ------------- ------------- -------------

          Net income (loss) . .  $  (1,073,362)$    (228,210)$    (582,744)
                                  ============= ============= =============





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


                                                  Year Ended December 31
                                               ---------------------------

                                                  Year Ended December 31
                                               ---------------------------

           Condensed Statements
               of Cash Flows          1994          1995          1996
          ---------------------- ------------- ------------- -------------
          Net cash provided by
           operating activities              -             -             -
                                  ------------- ------------- -------------

          Cash and cash
           equivalents,
           beginning of year                 -             -             -
                                  ------------- ------------- -------------

          Cash and cash
           equivalents, end of
           year   . . . . . . .              - $           - $           -
                                  ============= ============= =============

          Supplemental   Schedule  of   Noncash  Investing   and  Financing
          Activities
          -----------------------------------------------------------------

                The Company operates through its wholly-owned  subsidiaries
          and   all  operating   activities   have  been   funded  by   its
          subsidiaries.

                The Company was capitalized through the contribution of the outstanding common stock of CCS and SSI to the Company by KC.

                During 1992, the Company acquired the liabilities to KC from CCS in the form of amounts due KC under the CCS surplus debenture in exchange for the term note. Effective October 1, 1996, the term note was converted to equity.





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


          Notes to Condensed Financial Statements
          ---------------------------------------

          1.    Organization   and   summary   of  significant   accounting
          policies
                ----------------------------------------------------------
          -

                Organization - Cumberland Holdings, Inc. ("CHI"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned. CHI conducts its business through its subsidiaries. Effective January 31, 1997, CHI changed its name to Cumberland Technologies, Inc. ("CTI") to more efficiently state the nature and direction of its surety bond software program written and developed to assist its insurance operations and subsidiaries in marketing its direct surety bond. CCS, a Florida corporation formed in May 1988, provides reinsurance for specialty sureties and performance and payment bonds for con-tractors. The surety services provided include reinsurance and, to a lesser extent, direct surety. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group (SG) and Associates Acquisition Corp. d/b/a Surety Associates (SA), are general lines agencies purchased in February and July 1995, respectively. During 1994, CTI formed two additional subsidiaries, Official Notary Service of Texas, Inc., a Texas corporation formed in February 1994, provides registration and sundry services to notaries, and Qualex Consulting Group, Inc., a Florida corporation formed in November 1994, provides claim and contracting consulting services.

                For the years ended December 31, 1994 and 1996, CTI charged its subsidiaries a management fee. No fee was charged for the year ended December 31, 1995.

          2. Basis of Presentation - In the parent-company-only financial statements, the Company s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company s consolidated financial statements.





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


          Notes to Condensed Financial Statements (continued)
          ---------------------------------------------------

                The investment in subsidiaries amounts as of December 31, 1995 and 1996 are net of the net unrealized depreciation/appreciation in available-for-sale securities held by CCS. Such amounts total $63,045 and $99,676 as of December 31, 1995 and 1996, respectively. These amounts have also been included in the CTI "other stockholders equity" amounts.





                  SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                            CUMBERLAND TECHNOLOGIES, INC.


                                      Future Policy
                                                                Benefits,
                                                      Deferred      Losses,                 Other Policy
                                                       Policy     Claims and     Unearned    Claims and     Premium
                                                    Acquisition  Loss Expenses   Premiums     Benefits      Revenue
                                                       Costs     --------------------------    Payable   -------------
                                                   -------------   --------      --------   -------------   --------
                                                      --------                                --------


                 Year ended
                   December 31, 1994
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    580,743  $  3,137,922 $  1,631,478  $          0 $  4,956,714
                                                         =======       =======      =======       =======      =======
                 Year ended
                   December 31, 1995
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    435,272  $  2,351,804 $  1,182,305  $          0 $  5,068,315
                                                         =======       ==============             =======      =======

                 Year ended
                   December 31, 1996
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    635,189  $  1,991,796 $  1,862,114  $          0 $  3,808,319
                                                         =======       =======      =======       =======      =======


          (1)     Includes reinsurance premiums assumed.





                     Schedule III - SUPPLEMENTARY INSURANCE INFORMATION

                              CUMBERLAND HOLDINGS, INC.
                                     (CONTINUED)



                                               Benefits,   Amortization
                                                                 Claims,    of Deferred                  Premiums
                                                        Net       Losses and      Policy        Other       Written
                                                     Investment   Settlement   Acquisition    Operating       (1)
                                                       Income      Expenses       Costs       Expenses   -------------
                                                   ------------- -------------------------- -------------   --------
                                                      --------     --------      --------     --------


                 Year ended
                   December 31, 1994
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    160,243  $  2,646,055 $  2,037,539  $  1,514,575 $  5,580,978
                                                         =======       =======      =======       =======      =======
                 Year ended
                   December 31, 1995
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    521,384  $  1,245,546 $  2,380,140  $  2,882,255 $  4,781,567
                                                         =======       =======      =======       =======      =======

                 Year ended
                   December 31, 1996
                   Property and Casualty Insurance
                   Company   . . . . . . . . . . . $    521,743  $  1,670,640 $  1,532,355  $  3,255,805 $  4,368,046
                                                         =======       =======      =======       =======      =======

          (1)   Includes reinsurance premiums assumed.





                              SCHEDULE IV - REINSURANCE

                            CUMBERLAND TECHNOLOGIES, INC.

                                                  Assumed             Percentage
                                             Ceded to     from                of Amount
                                     Gross      Other      Other       Net    Assumed to
                                    Amount    Companies  Companies    Amount      Net
                                  -------------------------------------------------------


            Year ended
              December 31, 1994
              Property and
              Casualty Insurance
              Premiums  . . . . . $  503,244 $  566,264 $5,019,734 $4,956,714 $   101.27%
                                  =======================================================
            Year ended
              December 31, 1995
              Property and
              Casualty Insurance
              Premiums  . . . . . $  627,683 $  503,493 $4,944,125 $5,068,315 $    97.55%
                                  =======================================================

            Year ended
              December 31, 1996
              Property and
              Casualty Insurance
              Premiums  . . . . . $ 1,152,250$  427,718 $3,083,787 $3,808,319 $    80.98%
                                  =======================================================
            /TABLE

                    SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                            CUMBERLAND TECHNOLOGIES, INC.

                                            Additions
                                              ---------------------

                                    Balance at Charged to Charged to           Balance at
                                     Beginning  Costs and   Other                End of
                  Description        of Period  Expenses   Accounts  Deductions  Period
            ----------------------- ---------- ---------- ---------- --------------------

            For the year ended
              December 31, 1994:

              Deducted from asset
               accounts:

               Allowance for
                 doubtful accounts  $       0  $       0            $        0 $        0
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                 valuation allowance$       0  $ 294,197  $62,638(1)$        0 $  356,835
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1995:

              Deducted from asset
               accounts:

               Allowance for
                 doubtful accounts  $       0  $  67,209  $       0 $        0 $   67,209
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                 valuation allowance$ 356,835  $  79,952  $       0 $ 62,638(2)$  374,149
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1996:

              Deducted from asset
               accounts:

               Allowance for
                 doubtful accounts  $  67,209  $       0  $       0 $   67,209 $        0
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                 valuation allowance$ 374,149  $ 321,111  $       0 $        0 $  695,260
                                    ========== ========== ========== ========== ==========

          (1)  Establishment of valuation allowance against deferred assets





               associated with unrealized losses on available-for-sale securities.

          (2)  Represents   the  elimination  of  the  valuation  allowance
               associated with unrealized losses on available-for-sale securities.





            EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                            CUMBERLAND TECHNOLOGIES, INC.


                                              Year Ended December 31

                                            1994        1995       1996
                                        ----------- ----------- ----------

          Average shares outstanding  .   3,908,759   3,824,494  4,026,655
          Net effect of dilutive stock
           options  . . . . . . . . . .           -           -          -

          Totals  . . . . . . . . . . . $  3,908,759$ 3,824,494 $4,026,655
                                         =========== =========== ==========

          Net income (loss) . . . . . . $(1,073,362)$  (228,210)$ (582,744)
                                         =========== =========== ==========

          Earnings (loss) per share     $      (.27)$      (.06)$     (.14)
           amount   . . . . . . . . . .  =========== =========== ==========





                     EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.


          As  of   December  31,  1996,  the   subsidiaries  of  Cumberland
          Technologies, Inc. were as follows:

             - Surety Specialists, Inc.

             - Cumberland Casualty & Surety Company

             - Official Notary Service of Texas, Inc.

             - Qualex Consulting Group, Inc.

             - Surety Group, Inc.

             - Associates Acquisition Corp. d/b/a Surety Associates, Inc.

             - Florida Credit & Collection Services, Inc.