Form 10-Q
period 1997-03-31
CUMBERLAND TECHNOLOGIES INC
filed 1997-05-20
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                           -------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1997.
                                          OR
          [  ] Transition Report Pursuant  to Section  13 or  15(d) of  the
               Securities Exchange Act of 1934
                    For the transition period from          to
                                                  ----------     ----------

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                         Florida                          59-3094503
          -------------------------------------        --------------------
          --
          (State or other jurisdiction                 (I.R.S. Employer
               of incorporation or organization)       Identification No.)

          4311 West Waters Avenue, Suite 501
          Tampa, Florida                                  33614
          ----------------------------------           --------------------
          (Address of principal executive office)      (Zip Code)

                                    (813) 885-2112
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
          -----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes  [X]       No   [  ]

                  Applicable Only to Issuers Involved in Bankruptcy
                     Proceedings During the Preceding Five Years

          Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes  [X]       No   [  ]





                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 1997 was 5,763,070 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance sheet
                                 at December 31, 1996
                                 and March 31, 1997 . . . . . . . . . . 4-5

                              Condensed consolidated statements of
                                 operations for the three months ended
                                 March 31, 1996 and March 31, 1997. . . . 6

                              Condensed consolidated statements
                                 of cash flows for the three
                                 months ended March 31, 1996 and 1997 . 7-8

                              Notes to condensed consolidated
                                 financial statements . . . . . . . .  9-13

                    Item 2.   Management's Discussion and Analysis
                                 of financial condition and
                                 results of operations  . . . . . . . 14-15


          PART II   OTHER INFORMATION

                    Item 1.      Legal proceedings  . . . . . . . . . .  16

                    Item 2.      Changes in securities  . . . . . . . .  16

                    Item 3.      Defaults upon senior securities  . . .  16

                    Item 4.      Submission of matters to a vote
                                   of security holders  . . . . . . . .  16

                    Item 5.      Other information  . . . . . . . . . .  16

                    Item 6.      Exhibits and Reports of Form 8-K . . .  16

                                 Signatures . . . . . . . . . . . . . .  17





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION
                            ------------------------------

          Item 1.   FINANCIAL STATEMENTS


                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,     March 31,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    3,055,753 $   2,928,482
                Equity securities  . . . .      1,020,016     1,012,950
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .      1,664,264     1,239,551
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         45,838        45,494
              Short-term investments   . .        323,993       323,993
                                             ---------------------------
                Total investments  . . . .      6,109,864     5,550,470

              Cash and cash equivalents           669,076     1,188,577
              Accrued investment income            89,652        75,647

              Reinsurance recoverable  . .        987,953       929,429

              Accounts receivable:
                Trade  . . . . . . . . . .        906,530       809,115
                Affiliate  . . . . . . . .         18,006       164,726
              Deferred policy acquisition
                costs  . . . . . . . . . .        635,189       742,195
              Intangibles, net   . . . . .      1,956,724     1,885,555
              Other assets   . . . . . . .        396,442       198,422
                                            ----------------------------
                                           $   11,769,436 $  11,544,136
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,     March 31,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
          EQUITY
          -----------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    1,991,796 $   2,066,991
             Unearned premiums  . . . . .       1,862,114     2,268,841
          Ceded reinsurance payable . . .         165,504       155,311
          Accounts payable and other
             liabilities  . . . . . . . .         403,085        93,893
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,533,265     1,501,669
                                            ----------------------------
               Total liabilities  . . . .       5,955,764     6,086,705
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000 shares
               authorized, no shares
               issued . . . . . . . . . .               -             -
             Common stock, $.001 par
               value; 10,000,000
               shares authorized,
               5,763,070 shares issued at
               December 31, 1996 and March
               31, 1997, respectively . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .          99,676        42,382
             Accumulated deficit  . . . .      (1,263,937)   (1,553,437)
                                            ----------------------------
                                                6,054,443     5,707,649
             Less treasury stock, at cost,
               310,473 and 313,612 shares
               at December 31, 1996 and
               March 31, 1997,
               respectively . . . . . . .        (240,771)     (250,218)
                                            ----------------------------
             Total stockholders' equity         5,813,672     5,457,431
                                            ----------------------------
                                           $   11,769,436 $  11,544,136
                                            ============================
              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended March 31,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:
             Reinsurance premiums assumed  $      838,556 $     182,010
             Direct premiums earned:
               Affiliates . . . . . . . .               -             -
               Nonaffiliates  . . . . . .         205,537       671,117
             Less reinsurance ceded   . .         (79,626)      (74,131)
                                            ----------------------------
             Net premium income   . . . .         964,467       778,996
             Net investment income  . . .          98,950        94,151
             Net realized investment gains          9,761        45,483
             Commission income  . . . . .         331,925       423,103
             Other income   . . . . . . .         154,758       152,745
                                            ----------------------------
                                                1,559,861     1,494,478
          Benefits and expenses:
             Benefits and claims  . . . .         330,922       292,280
             Amortization of deferred
               policy acquisition costs           448,835       448,157
             Operating expenses   . . . .         778,496     1,013,737
             Interest expense:
               Affiliates                         120,947             -
               Nonaffiliates  . . . . . .          30,710        29,804
                                            ----------------------------
                                                1,709,910     1,783,978
                                            ----------------------------
          Loss before income taxes  . . .        (150,049)     (289,500)
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net loss  . . . . . . . . . . .  $     (150,049)$    (289,500)
                                            ============================
          Weighted average number of            3,824,494     4,131,225
             shares   . . . . . . . . . .   ============================
          Net loss per share  . . . . . .  $         (.04)$        (.07)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          --------------------
          Net income loss . . . . . . . .  $     (150,049)$    (289,500)
          Adjustments to reconcile net
            loss to net cash used in
            operating activities:
             Amortization/accretion of
               investment premiums and
               discounts  . . . . . . . .          (3,565)         (837)
             Policy acquisition costs
               amortized  . . . . . . . .        (448,835)     (448,157)
             Policy acquisition costs
               deferred . . . . . . . . .         476,084       341,151
             Depreciation and amortization         81,349        71,169
             Net realized (gain) loss on
               sales of investments . . .          (9,761)      (45,483)
             Accrued interest on term
               notes, net . . . . . . . .          89,257        29,803
             (Increase) decrease in:
               Accrued investment income           (9,714)       14,005
               Reinsurance recoverable  .         251,367        58,524
               Trade receivables  . . . .        (143,171)       97,415
               Other assets . . . . . . .         (33,708)      198,020
             Increase (decrease) in:
               Policy liabilities and
                  accruals  . . . . . . .        (313,464)      481,923
               Ceded reinsurance payable          103,382       (10,193)
               Accounts payable and other
                  liabilities . . . . . .               -      (309,192)
                                            ----------------------------
          Total adjustments . . . . . . .          39,221       478,148
                                            ----------------------------
          Net cash used in operating
            activities  . . . . . . . . .        (110,828)      188,648
          Investing activities:
          --------------------
          Securities available-for-sale :
            Purchases - fixed maturities         (300,012)            -
            Sales - fixed maturities  . .               -       125,000
            Purchases - equities  . . . .        (541,234)     (940,931)
            Sales - equities  . . . . . .         289,643       964,882

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                            Three Months Ended March 31,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Securities held-to-maturity:
            Purchases . . . . . . . . . .              -       (575,875)
            Maturities  . . . . . . . . .              -        975,344
          Proceeds from sales and
            maturities of investments . .          25,101             -
          Net advances from KC  . . . . .            (111)     (146,720)
                                            ----------------------------
          Net cash (used in) provided by
            investing activities  . . . .        (526,613)      401,700
          Financing activities:
          --------------------
          Purchases of treasury stock . .               -        (9,448)
          Payments on short-term
            borrowings and long-term debt        (163,277)      (61,399)
                                            ----------------------------
          Net cash (used in) provided by
           financing activities   . . . .        (163,277)      (70,847)
                                            ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .        (800,718)      519,501
          Cash and cash equivalents,
           beginning of period  . . . . .       1,235,930       993,069
                                            ----------------------------
          Cash and cash equivalents, end
           of period  . . . . . . . . . .  $      435,212 $   1,512,570
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    MARCH 31, 1997


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

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

               Principles of Consolidation - The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

               Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CTI and subsidiaries that materially affect the financial statements are summarized in this note.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)


               Reclassifications -   Certain amounts in  the 1996 financial
               statements have been reclassified to conform to the 1997 financial statement presentations.

          2.   Net Income Per Share
               --------------------

               Net income per share for the three months ended March 31, 1997 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

          3.   Term Note Due Affiliate
               -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS's surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1996, no amounts could be paid by CCS to CTI under the terms of the debenture. (See Note 10).

               In addition, in 1992, CTI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the distribution. The term note was pari passi with the other debts of CCS, bearing interest at 10 percent of the unpaid principal and interest and was due on October 1, 2002. Interest and principal were due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes. Effective October 1, 1996, the term note was converted to equity at a rate of $3.00 per share.

               The term note was subordinate in right of payment to all policyholders of CCS. Surplus funds are defined as funds CCS has remaining after deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Insurance Department.

               Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)


          4.   Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 9), the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due
               June 30, 2010 and bears interest at 8% through March 31, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.

          5.   Intangibles
               -----------

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

               The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)


          6.   Loss and Loss Adjustment Expenses
               ---------------------------------

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

          7.   Unearned Premiums
               -----------------

               Unearned premiums are calculated using the monthly pro rata basis.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)


          8.   Reinsurance
               -----------

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

          9.   Acquisitions
               ------------

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

          10.  Subsequent Event
               ----------------

               On  April 1,  1997, CTI forgave  $375,000 of  its $3,000,000
               surplus  debenture  due  to CCS.    As  a  result, CCS  will
               increase paid in capital by $375,000.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,000,000 at March 31, 1997, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $11,000,000 in 1997 in addition to the amount earned in 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At March 31, 1997, the Company's $11,544,136 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 59 percent in cash and investments (including accrued investment income), 16 percent in receivables and reinsurance recoverables, 23 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash used in operating activities was $(110,828) and $188,648 for the three months ended March 31, 1996 and 1997, respectively. In 1996 the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which offset in part by a decrease in accounts receivable. Net cash provided in operating activities during 1997 is a result of an increase in policy liability accruals.

               Net cash (used in) provided by investing activities was $(526,613) and $401,700 for the three months ended March 31, 1996, and 1997, respectively. Investing activities consist of purchases and sales of investments.

               KC and Cumberland entered into a term note agreement evidencing the balance of the surplus debenture which was due KC from CCS. The surplus debenture, as well as all accrued interest, has been assigned to Cumberland.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        --------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ---------------------

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------------

               During the  three months ended  March 31, 1997,  net premium income totaled $778,996 representing a decrease of 19 percent from that of the same period in 1996 ($964,467). The decrease is due to the discontinuation of the Pooling Agreements and implementing marketing of direct premiums. During the first three months of 1997 as compared to the same period during 1996, assumed premiums decreased $656,500 (78%) and direct premiums increased $465,600 (227%).
               Net  investment income  for  the first  quarter  of 1997  as compared to the same period during 1996 reflect no significant changes. Net realized gains during 1997 were $35,700 higher than realized gains for the same period of 1996. Commission income increased by $91,200 or 27.5% during the first three months of 1997 when compared to 1996.

               During the three months ended March 31, 1996 and 1997, benefits and claims expenses remained consistent at $330,922 and $292,280, respectively.

               During  the  three   months  ended  March   31,  1997,   the
          amortization  of  deferred   policy  acquisition  costs  remained
          consistent when compared to the same period during 1996.

               Operating expenses increased during the three months ended March 31, 1997 by $235,240 when compared to the three months ended March 31, 1996. The increase is attributed to expenses associated with the Company's marketing strategy and effort to enter into the direct premium market of the surety business. As a result, payroll increased by approximately $185,000, travel by $26,000 and general office expenses by $24,000. Direct written premiums are $1,252,585 and $236,577 for March 31, 1997 and 1996,
          respectively.

               Net interest expense decreased by $121,000 in 1997 and is a direct result of the conversion of the affiliated term note to equity on October 1, 1996.





                             PART II - OTHER INFORMATION
                             ---------------------------


          Item 1.   Legal proceedings

                    None
          Item 2.   Changed in securities

                    None

          Item 3.   Defaults upon senior securities

                    None

          Item 4.   Submission of matters to a vote of security holders

                    None

          Item 5.   Other information

                    None

          Item 6.   Exhibits and reports on Form 8-K

                    (a)   None

                          Exhibit 27 - Financial Data Schedule
                          (for SEC use only)

                    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





                                      SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CUMBERLAND TECHNOLOGIES, INC.


           Date: May 20, 1997              By:    /s/Joseph M. Williams
                                           ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)

           Date: May 20, 1997              By:    /s/Carol S. Black
                                           ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                              Financial Officer)