Form 10-Q
period 1997-06-30
CUMBERLAND TECHNOLOGIES INC
filed 1997-08-14
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                          ---------------------------------
                                      FORM 10-Q
          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1997.
                                          OR
          [  ] Transition Report  Pursuant to  Section 13  or 15(d)  of the
               Securities Exchange Act of 1934
                    For   the   transition    period   from    __________to
          ____________.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                         Florida                            59-3094503
          -------------------------------------        --------------------
          --  (State or other jurisdiction                (I.R.S. Employer
               of incorporation or organization)       Identification No.)

          4311 West Waters Avenue, Suite 501
          Tampa, Florida                               33614
          -------------------------------------        --------------------
          --
          (Address of principal executive office)      (Zip Code)

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

          Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the





          distribution  of securities  under a plan  confirmed by  a court.
                    Yes  [X]       No   [  ]





                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 1997 was 5,763,070 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance sheets
                                 at December 31, 1996
                                 and June 30, 1997  . . . . . . . . . . 1-2

                              Condensed consolidated statements of
                                 operations for the six months ended
                                 June 30, 1996 and June 30, 1997. . . . . 3

                              Condensed consolidated statements
                                 of operations for the three months
                                 ended June 30, 1996 and June 30, 1997. . 4

                              Condensed consolidated statements of cash
                                 flows for the six months ended
                                 June 30, 1996 and 1997 . . . . . . . . . 5

                              Notes to condensed consolidated
                                 financial statements . . . . . . . . . 6-9

                    Item 2.   Management's Discussion and Analysis
                              of financial condition and
                              results of operations . . . . . . . . . 10-12


          PART II   OTHER INFORMATION

                    Item 1.      Legal proceedings  . . . . . . . . . .  13

                    Item 2.      Changes in securities  . . . . . . . .  13

                    Item 3.      Defaults upon senior securities  . . .  13

                    Item 4.      Submission of matters to a vote
                                   of security holders  . . . . . . . .  13

                    Item 5.      Other information  . . . . . . . . . .  13

                    Item 6.      Exhibits and Reports of Form 8-K . . .  13

                                 Signatures . . . . . . . . . . . . . .  14





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


          Item 1.   FINANCIAL STATEMENTS


                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,     June 30,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    3,055,753 $   3,177,579
                Equity securities  . . . .      1,020,016     1,204,250
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .      1,664,264     1,248,493
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         45,838        45,374
              Short-term investments   . .        323,993       323,993
                                            ----------------------------
                Total investments  . . . .      6,109,864     5,999,689

              Cash and cash equivalents           669,076       790,653
              Accrued investment income            89,652        77,746

              Reinsurance recoverable  . .        987,953     1,033,257

              Accounts receivable:
                Trade  . . . . . . . . . .        906,530     1,275,765
                Affiliate  . . . . . . . .         18,006       811,859
              Deferred policy acquisition
                costs  . . . . . . . . . .        635,189       967,549
              Intangibles, net   . . . . .      1,956,724     1,818,242
              Other assets   . . . . . . .        396,442       202,764
                                            ----------------------------
                                           $   11,769,436 $  12,977,524
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,     June 30,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
          EQUITY
          -----------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    1,991,796 $   2,183,128
             Unearned premiums  . . . . .       1,862,114     2,962,694
          Ceded reinsurance payable . . .         165,504             -
          Accounts payable and other
             liabilities  . . . . . . . .         403,085       871,970
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,533,265     1,478,965
                                            ----------------------------
               Total liabilities  . . . .       5,955,764     7,496,757
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000 shares
               authorized, no shares
               issued . . . . . . . . . .               -             -
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized, 5,763,070
               shares issued at December
               31, 1996 and June 30, 1997,
               respectively . . . . . . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .          99,676        96,633
             Accumulated deficit  . . . .      (1,263,937)   (1,584,352)
                                            ----------------------------
                                                6,054,443     5,730,985
             Less treasury stock, at cost,
               310,473 and 313,612 shares
               at December 31, 1996 and
               June 30, 1997, respectively       (240,771)     (250,218)
                                            ----------------------------
             Total stockholders' equity         5,813,672     5,480,767
                                            ----------------------------
                                           $   11,769,436 $  12,977,524
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Six Months Ended June 30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:
          --------
             Reinsurance premiums assumed  $    1,664,181 $     190,569
             Direct premiums earned:
               Affiliates . . . . . . . .               -             -
               Nonaffiliates  . . . . . .         436,630     1,553,645
             Less reinsurance ceded   . .        (154,885)     (217,604)
                                            ----------------------------
             Net premium income   . . . .       1,945,926     1,526,610
             Net investment income  . . .         185,311       197,864
             Net realized investment gains         51,429        79,477
             Commission income  . . . . .         706,739       912,388
             Other income   . . . . . . .         319,393       322,062
                                            -------------- -------------
                                                3,208,798     3,038,401
          Benefits and expenses:
             Benefits and claims  . . . .         753,923       420,059
             Amortization of deferred
               policy acquisition costs           878,660       885,415
             Operating expenses   . . . .       1,551,213     1,991,431
             Interest expense:
               Affiliates . . . . . . . .         244,944             -
               Nonaffiliates  . . . . . .          60,094        61,911
                                            ----------------------------
                                                3,488,834     3,358,816
                                            ----------------------------
          Loss before income taxes  . . .        (280,036)     (320,415)
          Income taxes (benefit)  . . . .               -             -
          Net loss  . . . . . . . . . . .  $     (280,036)$    (320,415)
          Weighted average number of
             shares   . . . . . . . . . .       3,796,375     4,131,225
                                            ----------------------------
          Net loss per share  . . . . . .  $         (.07)$        (.08)
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended June 30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:
          --------
             Reinsurance premiums assumed  $      825,625 $       8,559
             Direct premiums earned:
               Affiliates . . . . . . . .              -                 -
               Nonaffiliates  . . . . . .         231,093       882,528
             Less reinsurance ceded   . .         (75,259)     (143,473)
                                            ----------------------------
             Net premium income   . . . .         981,459       747,614
             Net investment income  . . .          86,361       103,713
             Net realized investment gains         41,668        33,994
             Commission income  . . . . .         374,814       489,285
             Other income   . . . . . . .         164,635       169,317
                                            ----------------------------
                                                1,648,937     1,543,923
          Benefits and expenses:
             Benefits and claims  . . . .         423,001       127,779
             Amortization of deferred
               policy acquisition costs           429,825       437,258
             Operating expenses   . . . .         772,717       977,694
             Interest expense:
               Affiliates . . . . . . . .         123,997             -
               Nonaffiliates  . . . . . .          29,384        32,107
                                            ----------------------------
                                                1,778,924     1,574,838
                                            ----------------------------
          Loss before income taxes  . . .        (129,987)      (30,915)
          Income taxes (benefit)  . . . .               -             -
          Net Loss  . . . . . . . . . . .  $     (129,987)$     (30,915)
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       3,796,375     4,131,225
                                            ============================
          Net loss per share  . . . . . .  $         (.03)$        (.01)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six Months Ended June 30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          --------------------
          Net income loss . . . . . . . .  $     (280,036)$    (320,415)
          Adjustments to reconcile net
           loss to net cash used in
           operating activities:
             Amortization/accretion of
               investment premiums and
               discounts  . . . . . . . .          (5,882)       (1,641)
             Policy acquisition costs
               amortized  . . . . . . . .        (878,660)     (885,415)
             Policy acquisition costs
               deferred . . . . . . . . .         861,655       553,055
             Depreciation and amortization        188,962       138,483
             Net realized (gain) loss on
               sales of investments . . .         (51,429)      (79,477)
             Accrued interest on term
               notes, net . . . . . . . .         260,438        61,911
             (Increase) decrease in:
               Accrued investment income           (7,376)       11,906
               Reinsurance recoverable  .         348,378      (210,808)
               Trade receivables  . . . .        (449,850)     (905,233)
               Other assets . . . . . . .         (76,700)      193,678
             Increase (decrease) in:
               Policy liabilities and
                  accruals  . . . . . . .        (388,858)    1,291,912
               Ceded reinsurance payable                -             -
               Accounts payable and other
                  liabilities . . . . . .         260,425       468,884
                                            ----------------------------
          Total adjustments . . . . . . .          61,103       637,255
                                            ----------------------------
          Net cash used in operating
             activities   . . . . . . . .        (218,933)      316,840
          Investing activities:
          Securities available-for-sale :
             Purchases - fixed maturities        (300,012)     (736,063)
             Sales - fixed maturities   .         495,000       599,039
             Purchases - equities   . . .      (1,673,111)   (2,057,018)
             Sales - equities   . . . . .         987,811     1,956,312


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                             Six Months Ended June 30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Securities held-to-maturity:
             Purchases  . . . . . . . . .        (680,116)     (299,483)
             Maturities . . . . . . . . .         310,000       725,000
          Proceeds from purchases and
             maturities of other
             investments  . . . . . . . .         (14,742)          464
          Net advances from KC  . . . . .               -      (257,855)
                                            ----------------------------
          Net cash (used in) provided by
             investing activities . . . .        (875,170)      (69,604)
          Financing activities:
          Purchases of treasury stock . .         (68,593)       (9,448)
          Payments on short-term
             borrowings and long-term
             debt . . . . . . . . . . . .         (54,302)     (116,211)
          Net proceeds from short-term
             borrowings . . . . . . . . .         457,194             -
                                            ----------------------------
          Net cash (used in) provided by
           financing activities   . . . .         334,299      (125,659)
                                            ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .        (759,804)      121,577
          Cash and cash equivalents,
           beginning of period  . . . . .       1,235,930       993,069
                                            ----------------------------
          Cash and cash equivalents, end   $      476,126 $   1,114,646
           of period  . . . . . . . . . .   ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.


          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    JUNE 30, 1997


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization - Cumberland Holdings, Inc. ("CHI"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through seven subsidiaries. CCS, a Florida corporation formed in May 1988, provides reinsurance for specialty sureties and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, reinsurance. SSI, a Florida corporation formed in August
               1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates
               (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 provides credit and collections services. CTI and its subsidiaries are referred to herein as the Company.

               Principles of Consolidation - The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

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

          2.   Net Income Per Share
               --------------------

               Net income per share for the three and six months ended June 30, 1997 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

          3.   Term Note Due Affiliate
               -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1996, no amounts could be paid by CCS to CTI under the terms of the debenture.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

          3.   Term Note Due Affiliate (continued)
               -----------------------------------

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

               On April 1,  1997, CTI, forgave  $375,000 of its  $3,000,000
               surplus  debenture due to CCS.   As a  result, CCS increased
               paid in capital by $375,000.

          4.   Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 9), the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 8% through June 30, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

          5.   Intangibles
               -----------

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

               The effects of the acquired assets have been excluded from the accompanying consolidated statements of cash flows.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,000,000 at June 30, 1997, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $11,000,000 in 1997 in addition to the amount earned in 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At June 30, 1997, the Company s $12,977,524 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 53 percent in cash and investments (including accrued investment income), 24 percent in receivables and reinsurance recoverables, 21 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash used in operating activities was $(218,933) and $316,840 for the six months ended June 30, 1996 and 1997, respectively. In 1996 the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which offset in part by a decrease in accounts receivable. Net cash provided in operating activities during 1997 is a result of an increase in policy liability accruals which is offset by an increase in reinsurance, trade receivables and policy acquisition costs.

               Net  cash (used  in)  provided by  investing activities  was
          $(875,170) and $(69,604) for the six months ended June 30, 1996, and 1997, respectively. Investing activities consist of purchases and sales of investments.





                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------
                                     (Continued)

               KC and Cumberland entered into a term note agreement evidencing the balance of the surplus debenture which was due KC from CCS. The surplus debenture, as well as all accrued interest, has been assigned to Cumberland.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                                RESULTS OF OPERATIONS
                                ----------------------

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996


               During the six months ended June 30, 1997, net premium income totaled $1,526,610 representing a decrease of 22 percent from that of the same period in 1996 ($1,945,926). The decrease is due to the discontinuation of the Pooling Agreements and implementing marketing of direct premiums. During the first six months of 1997 as compared to the same period during 1996, assumed premiums decreased $1,482,171 (89%) and direct premiums increased $1,117,015 (256%).
               Net investment income for the second quarter of 1997 as compared to the same period during 1996 reflect no significant changes. Net realized gains during 1997 were $28,045 higher than realized gains for the same period of 1996. Commission and other income increased by $208,318 or 20% during the first six months of 1997 when compared to 1996.

               During the six months ended June 30, 1997 and 1996, benefits and claims expenses decreased $333,864 or 44.3%. The decrease is attributed to the discontinuation of the pooling agreements in 1997. Benefits and claims represented in prior periods were calculated at 40% of the pooling agreement premiums.

               During the six months ended June 30, 1997, the amortization of deferred policy acquisition costs remained consistent when compared to the same period during 1996.

               Operating  expenses increased  during the  six months  ended
          June 30, 1997 by $440,218 when compared to the six months ended June 30, 1996. The increase is attributed to expenses associated with the Company's marketing strategy and effort to enter into the direct premium market of the surety business. As a result, payroll increased by approximately $317,400, travel by $37,800 and general office expenses by $69,300. Direct written premiums are $2,829,346 and $566,872 for June 30, 1997 and 1996,
          respectively.

               Net interest expense decreased by $243,127 in 1997 and is a result of conversion of the affiliated term note to equity on October 1, 1996.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

          During the three months ended June 30, 1997, net premium income totaled $747,614 representing a decrease of 24 percent from that of the same period in 1996 ($981,459). The decrease is due primarily to the decrease in the amount of premiums assumed through the pooling agreements of approximately $817,066 and is offset by an increase of $651,435 in direct premiums earned.

               During the three months ended June 30, 1997, net investment income of $137,707 increased by 7.5% percent from that in 1996 ($128,029).

               During the three months ended June 30, 1997, other income of $658,602 increased by 22 percent from $539,449 in 1996, and is attributed to commission income earned from increased business written by the agencies purchased during 1995.

               During the three  months ended June  30, 1997, benefits  and claims expenses decreased to $127,779 from $423,001 from that of the same period in 1996. The decrease is due primarily to a decrease in benefits and claims associated with the reinsure pooling agreements.

               During   the  three   months  ended   June  30,   1997,  the
          amortization  of  deferred  policy   acquisition  costs  remained
          consistent when compared to the same period during 1996.

               During the three months ended June 30, 1997, operating expenses increased $204,977 when compared to the three months ended June 30, 1996. The increase is attributed to operating expenses associated with the direct marketing operations of the insurance company.

               Net interest expense decreased by $121,274 when compared to the same period during 1996 and is a direct result of the conversion of the affiliated term note to equity on October 1, 1996.





                             PART II - OTHER INFORMATION
                              --------------------------

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


                                           CUMBERLAND TECHNOLOGIES, INC.


           Date: August 14, 1997           By:    /s/Joseph M. Williams
                                           ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)
           Date: August 14, 1997           By:    /s/Carol S. Black
                                           ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                              Financial Officer)