Form 10-Q
period 1997-09-30
CUMBERLAND TECHNOLOGIES INC
filed 1997-11-14
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                          ---------------------------------
                                      FORM 10-Q
          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1997.
                                          OR
          [  ] Transition Report  Pursuant to  Section 13  or 15(d)  of the
               Securities Exchange Act of 1934
                    For   the   transition    period   from    __________to
          ____________.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
          --
                (Exact name of registrant as specified in its charter)

                         Florida                            59-3094503
          ------------------------------------         --------------------
          -  (State or other jurisdiction                 I.R.S. Employer
               of incorporation or organization)       Identification No.)

          4311 West Waters Avenue, Suite 501
          Tampa, Florida                               33614
          ------------------------------------         --------------------
          --
          (Address of principal executive office)      (Zip Code)

                                    (813) 885-2112
          -----------------------------------------------------------------
          --
                 (Registrant's telephone number, including area code)

                                    Not applicable
          -----------------------------------------------------------------
          --
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes  [X]       No   [  ]

                  Applicable Only to Issuers Involved in Bankruptcy
                     Proceedings During the Preceding Five Years





          Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                    Yes  [X]       No   [  ]





                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 1997 was 5,736,070 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance sheets
                               at December 31, 1996
                               and September 30, 1997   . . . . . . . . 1-2

                              Condensed consolidated statements of
                               operations for the nine months ended
                               September 30, 1996 and
                               September 30, 1997.  . . . . . . . . . . . 3

                              Condensed consolidated statements
                               of operations for the three months
                               ended September 30, 1996 and
                               September 30, 1997.  . . . . . . . . . . . 4

                              Condensed consolidated statements of
                               cash flows for the nine months ended
                               September 30, 1996 and 1997  . . . . . . . 5

                              Notes to condensed consolidated
                               financial statements   . . . . . . . . . 6-9

                    Item 2.   Management's Discussion and Analysis
                               of Financial Condition and
                               Results of Operations  . . . . . . . . 10-12


          PART II   OTHER INFORMATION

                    Item 1.   Legal proceedings . . . . . . . . . . . .  13

                    Item 2.   Changes in securities . . . . . . . . . .  13

                    Item 3.   Defaults upon senior securities . . . . .  13

                    Item 4.   Submission of matters to a vote
                               of security holders  . . . . . . . . . .  13

                    Item 5.   Other information . . . . . . . . . . . .  13

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  13

                              Signatures  . . . . . . . . . . . . . . .  14





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


          Item 1.   FINANCIAL STATEMENTS


                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,   September 30,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    3,055,753 $   3,184,420
                Equity securities  . . . .      1,020,016     1,105,930
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .      1,664,264       982,019
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         45,838        45,374
              Short-term investments   . .        323,993       323,993
                                            ----------------------------
                Total investments  . . . .      6,109,864     5,641,736

              Cash and cash equivalents           669,076     1,920,216
              Accrued investment income            89,652        75,770

              Reinsurance recoverable  . .        987,953       987,201

              Accounts receivable:
                Trade  . . . . . . . . . .        906,530     1,642,932
                Affiliate  . . . . . . . .         18,006       255,216
              Deferred policy acquisition
               costs   . . . . . . . . . .        635,189       747,402
              Intangibles, net   . . . . .      1,956,724     1,749,437
              Other assets   . . . . . . .        396,442       218,342
                                            ----------------------------
                                           $   11,769,436 $  13,238,252
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31,   September 30,
                                                1996           1997
                                           -------------- --------------
                                                            (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
          EQUITY
          --------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    1,991,796 $  3,023,113
             Unearned premiums  . . . . .       1,862,114    2,462,240
          Ceded reinsurance payable . . .         165,504      254,146
          Accounts payable and other
             liabilities  . . . . . . . .         403,085      455,264
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,533,265    1,441,226
                                            ----------------------------
               Total liabilities  . . . .       5,955,764    7,635,989
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000
               shares authorized, no
               shares issued  . . . . . .               -            -
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized, 5,763,070
               shares issued at December
               31, 1996 and September 30,
               1997, respectively . . . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .          99,676        58,885
             Accumulated deficit  . . . .      (1,263,937)   (1,425,108)
                                            ----------------------------
                                                6,054,443     5,852,481
             Less treasury stock, at cost,
               310,473 and 313,612 shares
               at December 31, 1996 and
               September 30, 1997,
               respectively . . . . . . .        (240,771)     (250,218)
                                            ----------------------------
             Total stockholders' equity         5,813,672     5,602,263
                                            ----------------------------
                                           $   11,769,436 $  13,238,252
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Nine Months Ended September
                                                        30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:
          --------
             Reinsurance premiums assumed  $    2,179,218 $     807,633
             Direct premiums earned:
               Affiliates . . . . . . . .               -             -
               Nonaffiliates  . . . . . .         733,859     3,981,294
             Less reinsurance ceded   . .        (203,254)   (1,057,788)
                                            ----------------------------
             Net premium income   . . . .       2,709,823     3,731,139
             Net investment income  . . .         278,824       297,892
             Net realized investment gains         25,933       207,781
             Commission and other income        1,627,910     1,964,945
                                            ----------------------------
                                                4,642,490     6,201,757
          Benefits and expenses:
             Benefits and claims  . . . .       1,006,518     1,355,867
             Amortization of deferred
               policy acquisition costs         1,163,103     2,017,661
             Operating expenses   . . . .       2,476,285     2,895,517
             Interest expense:
               Affiliates . . . . . . . .         372,066             -
               Nonaffiliates  . . . . . .          90,720        93,883
                                            ----------------------------
                                                5,108,692     6,362,928
                                            ----------------------------
          Loss before income taxes  . . .        (466,202)     (161,171)
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net loss  . . . . . . . . . . .  $     (466,202)$    (161,171)
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       3,776,172     5,449,538
                                            ============================
          Net loss per share  . . . . . .  $         (.12)$        (.03)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended September
                                                        30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:
          --------
             Reinsurance premiums assumed  $      515,037 $     617,064
             Direct premiums earned:
               Affiliates . . . . . . . .               -             -
               Nonaffiliates  . . . . . .         297,229     2,427,649
             Less reinsurance ceded   . .         (48,369)     (840,184)
                                            ----------------------------
             Net premium income   . . . .         763,897     2,204,529
             Net investment income  . . .          68,018       100,028
             Net realized investment gains              -       128,304
             Commission income  . . . . .               -             -
             Other income   . . . . . . .         601,777       730,495
                                            ----------------------------
                                                1,433,692     3,163,356
          Benefits and expenses:
             Benefits and claims  . . . .         252,595       935,808
             Amortization of deferred
               policy acquisition costs           311,239     1,132,246
             Operating expenses   . . . .         898,276       904,086
             Interest expense:
               Affiliates . . . . . . . .         127,122             -
               Nonaffiliates  . . . . . .          30,626        31,972
                                            ----------------------------
                                                1,619,858     3,004,112
                                            ----------------------------
          Loss before income taxes  . . .        (186,166)      159,244
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net Loss  . . . . . . . . . . .  $     (186,166)$     159,244
                                            ============================
          Weighted average number of            3,776,172     5,449,458
             shares   . . . . . . . . . .   ============================
          Net loss per share  . . . . . .  $         (.05)$         .03
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended September
                                                        30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          Net income loss . . . . . . . .  $     (466,202)$    (161,171)
          Adjustments to reconcile net
             loss to net cash used in
             operating activities:
                Amortization/accretion of
                investment premiums and
                discounts . . . . . . . .          (5,966)       (2,917)
             Policy acquisition costs
                amortized . . . . . . . .      (1,163,103)   (2,017,661)
             Policy acquisition costs
                deferred  . . . . . . . .         999,066     1,905,448
             Depreciation and amortization        284,854       207,287
             Net realized (gain) loss on
                sales of investments  . .         (25,933)     (207,781)
             Accrued interest on term
                notes, net  . . . . . . .         395,986        93,883
             (Increase) decrease in:
                Accrued investment income          21,321        13,882
                Reinsurance recoverable           582,753        89,394
                Trade receivables . . . .        (508,742)     (736,402)
                Other assets  . . . . . .         (76,310)      178,100
             Increase (decrease) in:
                Policy liabilities and
                  accruals  . . . . . . .        (490,008)    1,631,443
                Ceded reinsurance payable               -             -
                Accounts payable and other
                  liabilities   . . . . .         107,618        52,179
                                            ----------------------------
          Total adjustments . . . . . . .         121,536     1,206,855
                                            ----------------------------
          Net cash used in operating
             activities   . . . . . . . .        (344,666)    1,045,684
          Investing activities:
          Securities available-for-sale :
             Purchases - fixed maturities        (300,012)     (736,054)
             Sales - fixed maturities   .         620,000       599,311
             Purchases - equities   . . .      (2,201,859)   (3,511,369)
             Sales - equities   . . . . .       2,427,619     3,600,174

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                            Nine Months Ended September
                                                        30,
                                           -----------------------------
                                                1996           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Securities held-to-maturity:
             Purchases  . . . . . . . . .        (680,116)     (299,492)
             Maturities   . . . . . . . .         310,000       985,000
          Proceeds from purchases and
             maturities of other
             investments  . . . . . . . .          13,419           464
          Net advances from affiliates                  -      (237,210)
                                            ----------------------------
          Net cash (used in) provided by
             investing activities   . . .         189,051       400,824
          Financing activities:
          Issuance of common stock  . . .          24,949             -
          Purchases of treasury stock . .         (93,643)       (9,447)
          Payments on short-term
             borrowings and long-term
             debt   . . . . . . . . . . .         (54,302)     (185,921)
          Net proceeds from short-term
             borrowings   . . . . . . . .        (406,607)            -
                                            ----------------------------
          Net cash (used in) provided by
           financing activities   . . . .        (529,603)     (195,368)
                                            ----------------------------
          Increase (decrease) in cash and
          cash equivalents  . . . . . . .        (685,218)    1,251,140
          Cash and cash equivalents,
           beginning of period  . . . . .       1,235,930       993,069
                                            ----------------------------
          Cash and cash equivalents, end   $      550,712 $   2,244,209
           of period  . . . . . . . . . .   ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  SEPTEMBER 30, 1997


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization - Cumberland Holdings, Inc. ( CHI ), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through six subsidiaries. CCS, a Florida corporation formed in May 1988, provides reinsurance for specialty sureties and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, reinsurance. SSI,  a  Florida corporation  formed in  August
               1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates
               (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, provides registration and sundry services to notaries. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the Company.

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

          2.   Net Income Per Share
               --------------------

               Net income per share for the three and nine months ended September 30, 1997 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

          3.   Term Note Due Affiliate
               -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1996, no amounts could be paid by CCS to CTI under the terms of the debenture. On April 1, 1997, CTI, forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

          3.   Term Note Due Affiliate
               -----------------------

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

          4.   Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 9), the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due September 30, 2010 and bears interest at 8% through September 30, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

          5.   Intangibles
               -----------

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

               The effects of the acquired assets have been excluded from the accompanying consolidated statements of cash flows.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,000,000 at September 30, 1997, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $11,000,000 in 1997 in addition to the amount earned in 1996. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At September 30, 1997, the Company s $13,238,252 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 58 percent in cash and investments (including accrued investment income), 21 percent in receivables and reinsurance recoverables, 19 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash used in operating activities was $(344,665) and $1,045,684 for the nine months ended September 30, 1996 and 1997, respectively. In 1996 the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which offset in part by a decrease in accounts receivable. Net cash provided in operating activities during 1997 is a result of an increase in policy liability accruals which is offset by an increase in trade receivables and policy acquisition costs.

               Net cash (used in) provided by investing activities was $189,050 and $400,824 for the nine months ended September 30, 1996, and 1997, respectively. Investing activities consist of purchases and sales of investments.





                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------
                                     (Continued)

               KC and Cumberland entered into a term note agreement evidencing the balance of the surplus debenture which was due KC from CCS. The surplus debenture, as well as all accrued interest, has been assigned to Cumberland.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

               During the nine months ended September 30, 1997, net premium income totaled $3,731,139 representing an increase of 38 percent from that of the same period in 1996 ($2,709,823). The increase was due to the discontinuation of the Pooling Agreements and implementing marketing of direct premiums. During the first nine months of 1997 as compared to the same period during 1996, assumed premiums decreased $1,371,585 (63%) and direct premiums increased $3,247,435 (443%).
               Net investment income for the third quarter of 1997 increased $200,916 when compared to investment income for the same period of 1996. The increase is attributed to $207,781 in realized gains during 1997, an increase of $181,850 over realized capital gains for the same period during 1996. Commission and other income increased by $337,035 or 21% during the first nine months of 1997 when compared to 1996.

               During the nine months ended September 30, 1997 and 1996, benefits and claims expenses decreased $349,349 or 35%. The increase is attributed to the increase of direct premiums. Benefits and claims represented in prior periods were calculated at 40% of the pooling agreement premiums.

               During the nine months ended September 30, 1997, the amortization of deferred policy acquisition increased $854,558 or 73 percent when compared to the same period during 1996. The increase is attributed to increased premiums written.

               Operating expenses increased during the nine months ended September 30, 1997 by $419,231 when compared to the nine months ended September 30, 1996. The increase is attributed to expenses associated with the Company's marketing strategy and effort to enter into the direct premium market of the surety business. As a result, payroll increased by approximately $265,667, travel by $46,456 general office expenses including rent, supplies, etc., increased by $82,237, and accounting and actuarial services increased by $30,400. Direct written premiums are $3,981,294 and $733,859 for September 30, 1997 and 1996, respectively.

               Net interest expense decreased by $368,903 in 1997 and is a result of conversion of the affiliated term note to equity on October 1, 1996.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               During the three months ended September 30, 1997, net premium income totaled $2,204,529 representing an increase of 189 percent from that of the same period in 1996 ($763,897). The increase is attributed to the increase in direct premium of $2,130,420 or 717 percent. This was offset by an increase in ceded premiums of $791,815.

               During the three months ended September 30, 1997, net investment income of $100,028 increased by 47% percent from that in 1996 ($68,018). The increase is a result of increased earnings from equity securities and other invested assets. Realized investment gains of $128,304 for the three months ending September 30, 1997 increased investment income for the period to $228,332.

               During the three months ended September 30, 1997, other income of $730,495 increased by 21 percent from $601,777 in 1996, and is attributed to commission income earned from increased business written by the agencies purchased during 1995.

               During the three months ended September 30, 1997, benefits and claims expenses increased to $935,808 from $252,595 when compared to the same period in 1996. The increase is due primarily to an increase in benefits and claims reserves associated with the marketing of direct premiums.

               During the three months ended September 30, 1997, the amortization of deferred policy acquisition costs increased to $1,132,246 from $311,239 when compared to the same period in 1996. The increase is due primarily to an increase in amortization of deferred acquisition cost associated with the direct premium written.

               During the three months ended September 30, 1997, operating expenses remained consistent when compared to the same period during 1996

               Net interest expense decreased by $125,776 when compared to the same period during 1996 and is a direct result of the conversion of the affiliated term note to equity on October 1, 1996.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                       (continued)

               Net income for the three months ending September 30, 1997 was $159,245 as compared to a loss of $186,166 for the same period in 1996. The positive results for the quarter is attributed to increased direct written premium of $2,130,420, realized capital gains and other income earned by the agencies and claims consulting company that make up the Cumberland group. Claims and benefits of $935,808 reflect the reserve increase and amortization of deferred cost of $1,132,246 represent commission expense, not deferred, on direct premiums written. Cumberland s operating expenses of $904,086 for the third quarter of 1997 when compared to the same period during 1996 ($898,276) shows only a slight increase of 1 percent. Interest expense decreased due to the note conversion to equity on October 1, 1996.





                             PART II - OTHER INFORMATION


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


                                           CUMBERLAND TECHNOLOGIES, INC.


           Date: November 14, 1997         By:    /s/Joseph M. Williams
                                           ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)
           Date: November 14, 1997         By:    /s/Carol S. Black
                                           ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                              Financial Officer)