Form 10-K
period 1997-12-31
CUMBERLAND TECHNOLOGIES INC
filed 1998-03-31
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          [MARK ONE]

          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1997

                                          OR
          [  ] Transition Report  Pursuant to Section  13 or  15(d) of  the
               Securities Exchange Act of 1934

                    For the transition period from _______to ________.

                             Commission File No. 0-19727

                            CUMBERLAND TECHNOLOGIES, INC.

                (Exact name of registrant as specified in its charter)

                    Florida                       59-3094503
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation)                       Identification No.)

          4311 West Waters Avenue, Suite 501, Tampa, Florida     33614
          (Address of principal executive offices)               (Zip Code)

          Registrant's  telephone number,  including area code:  (813) 885-
          2112

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class           Name of each exchange on which
          -------------------           registered:
          Common Stock                  -------------------------------
                                        The NASDAQ Stock Market

          Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock
                                  ------------------
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [ X]  No  [   ]





          Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          form 10-K.      [ X ]

                                      $5,143,604

            Aggregate market value of voting stock (Common Stock) held by nonaffiliates of the Registrant as of March 27, 1998

                   5,449,458 shares of Common Stock $.001 par value

          Number of shares of Common Stock outstanding as of March 27, 1998

                      Documents incorporated by reference: NONE





                              FORWARD-LOOKING STATEMENTS


               All statements, other  than statements of  historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Cumberland
          Technologies,   Inc.   and   subsidiaries   (the    Company    or
           Cumberland ) expects  or anticipates  will or  may occur  in the future, including statements regarding the  Company s competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company s ability to pass on price increases, plans to install Cumberland s Bond program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on key management personnel, ability to manage growth, the Company s
          expectations   regarding  the   adequacy  of   current  financing
          arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company s expectations, including (the risk factors discussed in this Form 10-K, Item 1 and other factors, many of which are beyond the control of the Company, consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.





                                        PART I

          Item 1.        Business
          -------        --------

               Cumberland  Technologies,  Inc.  ("CTI"   or  "Cumberland"),
          (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc. ( SG ), Surety Associates ( SA ), Official Notary Service of Texas, Inc. ("ONS") and Qualex Consulting Group, Inc. ("Qualex") (collectively together with Cumberland, the "Company"). CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include direct surety and, to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. SG, a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates, a South Carolina corporation, purchased by Cumberland in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services.

               Cumberland conducts its business through five of its subsidiaries and a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, the surety segment of the insurance industry has delivered its products through an antiquated manual process. The need to advance technologically created an opportunity for Cumberland to develop a software product to organize its business. During 1996, the Company introduced its bond software program "BondPro". A management team of software architects and developers and insurance executives at Cumberland committed itself to developing and distributing software that increases the speed with which the agents deliver their products through their agents and carriers to the consumer. It is Cumberland's goal to reduce operating costs of insurance agents through the use of the software Cumberland developed. Cumberland's business strategy focuses on niche industry consolidation through the implementation of the Company s proprietary information system.





               CCS is a property and casualty insurance company that was incorporated in Texas on May 4, 1988. In September 1994, CCS redomesticated from Texas to Florida. CCS is licensed to write insurance in twenty-four states (Arkansas, Delaware, Florida, Georgia, Idaho, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Missouri, Montana, Nebraska, Nevada, North Dakota, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Washington, West Virginia and Wyoming), the District of Columbia and Guam and currently has applications for admission pending in the following six states: Alabama, Kansas, Mississippi, New York, Oklahoma, and Wisconsin. Most of these states have a lengthy application process in which the admission filing must be updated with certain financial and nonfinancial information until the Insurance Department decides to approve an application. The Insurance Department is not restricted as to the amount of time it may take to approve an application. All applications are updated as new information becomes available, and Cumberland is waiting for inquiries or actions by these pending states.

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

               Insurance Ratings
               -----------------

               Insurers compete with other insurance companies on the basis of a number of factors, including the ratings assigned by A.M. Best.

               A.M. Best reviews an insurer s profitability, leverage and liquidity, as well as the insurer s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best ratings are based upon factors relevant to the insured customer and are not directed to the protection of investors.





               SSI is a general lines agency that was incorporated in Florida on August 22, 1988. SSI secures surety risks for contractors as an agent and for other agents (as a broker) and secures insurance or reinsurance with twelve insurance companies, one of which is CCS. SG and SA are also general lines insurance agencies. The insurance companies pay SSI, SG and SA a commission ranging from 15 to 30 percent of premiums paid by the policyholders.

               Qualex  is  a  consulting   company  which  provides  claims
          administration   services   to   the  surety   and   construction
          industries.

               The percentages of gross revenue generated by the Company's subsidiaries for the year ended December 31, 1997 were as follows:

                 Subsidiary           Revenue Percentage
          ------------------------ ------------------------

                     CCS                     63  %

                     SSI                     14
                     SG                       6

                     SA                       7

                   Qualex                    10
                                    ------------------------

                                             100  %
                                    ========================

               Cumberland s investment portfolio consists primarily of investment grade debt and equity securities. The market value of these securities vary depending upon general economic and market conditions and the interest rate environment. From time to time, Cumberland may be required for business or regulatory reasons to sell certain of its investments at a time when their market value is less than the cost of such of investments.





               Regulation
               ----------

               The insurance subsidiary is subject to varying degree of supervision and regulation in the jurisdictions in which they conduct business under statutes which delegate regulatory, supervisory and administrative powers to state insurance regulators. The nature of the regulation varies from jurisdiction to jurisdiction but typically involves prior approval of the acquisition of control of an insurance company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, limitations on dividends, approval or filing of premium rates and policy forms for many lines of insurance, solvency standards, minimum amounts of capital and surplus that must be maintained, limitations on amounts or types and amount of investments, limitations on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policy or surety bond holders, reporting of financial condition and other matters. In addition, state insurance regulators perform periodic financial and market conduct examinations of insurance companies. All such regulation is intended generally to protect the policy or surety bond holders, rather than equity holders. No assurance can be given that future legislative or regulatory changes will not adversely affect CCS s business.

               Adverse Legislation
               -------------------

               A significant portion of the CCS s business is and will continue to be derived from the writing of commercial surety bonds mandated by various states statutes and local ordinances to cover acts of public officials and private businesses, such as Realtors, automobile dealers and others who generally interact with members of the public . In recent years, several jurisdictions have repealed legislation mandating use of various types of these bonds, often replacing them with alternative protection mechanisms, who assert claims against such officials or businesses. In addition, contract surety bonds are required generally by federal, state and local governments for public works projects. If numerous governments were to repeal the requirements for obtaining bonds of the type written by CCS, their results of operations and financial condition would be materially and adversely affected and, consequently their financial condition could be materially and adversely affected.





               Controlling shareholders
               ------------------------

               Francis Williams and  Kimmins Corp. (collectively   Majority
          Shareholder ) owns 78.3% of the outstanding ordinary shares of the Company and collectively control the affairs and policies of the Company. Circumstances may occur in which the interest Majority Shareholders of the Company, could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgement, could enhance their equity investment, even though such transactions might involve risks to the other holders of the common stock.

               The Company s Board of Directors has the authority to issue up to one million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company.

          Insurance Products
          ------------------

               Cumberland sells contract, notary, various miscellaneous bonds and registered investment advisors liability insurance. In addition, the Company provides reinsurance on surety bonds sold by other small specialty insurance companies. Cumberland also assumes underwriting risk from other surety insurance companies under various reinsurance arrangements.

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





               Contract surety bonds which the Company sells directly and those for which it provides or assumes reinsurance are sold primarily to contractors involved in asbestos abatement, hazardous remediation and other small contractors in other lines of business. Typically, the contracts for which surety bonds are provided range from $100,000 to $250,000, and the amount of the surety bond is for the entire project.

               Miscellaneous bonds include license and permit, court, fidelity, notary and bonds for public officials. The bonds are primarily required by state statute and are used to satisfy certain obligations and to guarantee compliance with certain laws. The bond amounts are typically less than $25,000 and the average amount is $5,000. The Company's emphasis is to write bonds which historically have a low loss ratio in order to minimize loss exposure.

               Registered Investment Advisors (RIA) Liability Insurance is a claims - made professional liability insurance product which insures the insured's risk management program. Each account is limited to $500,000 maximum coverage and loss exposure is not realized until five (5) years after purchase.

               The  Company  generates  revenues from  direct  premiums  on surety bonds it writes and reinsurance premiums on surety bonds for which it provides reinsurance. Typically, premiums range from 1 percent to 3 percent of the bond amount, with the exact premium being determined based on established underwriting procedures.

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





               Underwriting guidelines related to experience provide that all key managers of a contractor must have a minimum of five years of experience in the following areas: project management, project administration, accounting, and company management. Underwriters also investigate the past performance of the firm by contacting prior owners, subcontractors, and suppliers that have been connected with past projects to investigate a firm's ability to perform its work and to meet its financial obligations on a daily basis.

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

          Marketing of Insurance Products
          -------------------------------

               Software
               --------

                    Cumberland  began  its  Bond  Pro  software development
               initiative in 1995. The product is designed to service the national agency base that sells primarily miscellaneous and contract surety bonds.





               Miscellaneous Bonds
               -------------------

                    These bonds are primarily sold through agents issued in
               small dollar amounts and written to governmental bodies as part of a licensing requirement. There are numerous types of miscellaneous bonds sold in the United States. Licensing laws often require firms to provide surety in support of the promise to lawfully conduct business. The scope of the bond varies according to the law, the locality, the nature of the guarantee, and the parties who have a right of action under the bond.

                    The  premium per bond ranges  from $50 to  $500 and the
               number of bonds an agent might write can exceed one thousand per month. Each state requires numerous bond forms and the agent and issuing company must contend with the problems associated with legal requirements, approval and insurance regulation which varies from state to state. Also, the billing, collection and accounts receivable associated with large numbers of small invoices must be managed.

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

                    Cumberland's management has  identified agencies  which
               specialize in bonds with the above parameters and solicit their business by personal contact via agency visits. The agency visits also allow for a demonstration of the Bond Pro Software Program which helps to solidify a business relationship due to advantages of automating the issuance of bid, performance, and payment bonds. The efficiencies gained in using the Bond Pro system for issuing, tracking, and reporting bonds enhances Cumberland's ability to increase premium and to develop relationships which may not otherwise be possible due to competition for this class of business.





                    Prior to Cumberland's software  development initiative,
               the insurance industry supplied their products through agents on a manual basis, and made very little use of the current technological advancements in communication methods. Billings and receivables in many instances may have been automated, but no integrated system existed which effectively combined company approval, forms inventory, bond issuance, invoicing, accounts receivable, collection, renewals and management information reporting, and which conformed to the variety of state insurance regulations and addressed the issue that a single agent might deal with ten to fifteen companies.

                    Starting  in 1995,  Cumberland's management  elected to
               initially focus on this neglected area. Since the launching of the development of this product the Company's software team has written, applied for copyright, field tested and began distributing the "Cumberland Bond Issuance Program" to selected agents around the United States on October 1, 1996. The Company received its federal copyright registration #TX4-542-729, effective March 29, 1997. This program encompasses all the required functions an agency needs to run a full scale bond desk when implemented inside the agency structure. The software developed, is designed to reduce the labor required to provide the service. The program is structured to allow CTI to sell components of the program to a broad section of the surety industry. As of December 31, 1997, CTI has twenty agencies using its software and intends to complete installations of approximately four agencies per month during 1998.

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

                    Cumberland  utilizes  the  independent   agency  system
               through its bond program to market its contract and miscellaneous bonds, outsourcing to market its notary bonds, and a general agency to market its registered investment advisor's insurance.





               Direct Insurance
               ----------------

                    During  1996,  Cumberland  Casualty  &  Surety  Company
               changed the focus of how it acquires surety premium. The Company committed to enter the miscellaneous, license and permit, probate, court and performance and payment bond markets on a direct basis. The Company's emphasis is to market directly to agents for all classes of surety business, thus providing the Company with greater control over marketing and underwriting functions, management believes that their emphasis will create a high quality and profitable book of business.

                    During 1996,  1995 and  1994 Cumberland had  a Managing
               General Agent Agreement with Midwest Indemnity Corp. ("Midwest") or (the "Managing General Agent"). Midwest is a fifty-plus year old insurance agency which is primarily an underwriter of surety bonds. Based in Illinois, Midwest markets bonds nationally through a network of independent agents which market to contractors in their geographic areas. Midwest was granted underwriting and binding authority on bonds up to $500,000 and premium collection authority, for which it received a 35 percent commission to cover overhead costs and the cost of commissions to subagents. The profit from this agreement, after deductions for commissions, reinsurance and losses was then split evenly between Cumberland and the Managing General Agent. Effective January 1, 1997, Cumberland terminated its agreement with Midwest Indemnity Corp.

                    Cumberland  primarily writes direct surety bonds for KC
               and its affiliates. Revenues attributable to direct surety transactions with KC and its affiliates were $1,738, $2,873 and $4,535 for the years ended December 31, 1997, 1996 and 1995, respectively.





               Reinsurance
               -----------

                    Effective  July 1,  1996, Cumberland Casualty  & Surety
               Company entered into a surety excess of loss reinsurance agreement with Transatlantic Reinsurance Company which provides the Company with the ability to write single bonds up to $1,500,000 with a principal aggregate level of
               $3,000,000.         Transatlantic     Reinsurance    Company
               (Transatlantic Re) is a carrier that specializes in reinsurance treaties related to the surety business. Established in 1952, Transatlantic Re is Best Rated A+ (Superior), with statutory surplus of $952,707,000 at December 31, 1996. The reinsurance treaty provides the Company with the ability to actively pursue small to medium sized contractors with revenues up to $5,000,000. It also allows the Company to market and underwrite miscellaneous surety bonds up to $1,500,000. The agreement is a principal excess of loss agreement and Cumberland retains five percent (5%) of $900,000 net loss, each principal excess of $100,000 net loss. The Company retains ten percent (10%) of the next $1,000,000 layer. This reinsurance treaty effectively allows Cumberland Casualty & Surety Company to market its products in all twenty-six (26) states in which it is presently licensed, which management believes leads to a better geographic spread of risk and premium dollars.

                    For   the  period  October   1991  to  September  1993,
               Cumberland entered into a pooling agreement with Indiana Lumbermens Mutual Insurance Company ( ILMIC ), Connecticut Indemnity Company ("CIC") and American Surety Company ("American Surety"). CIC is a member of the Orion Capital Companies which are specialty writers of property and casualty coverages with an emphasis on workers' compensation, professional liability for architects and engineers, nonstandard automobile and surety business. CIC was formed in 1917 and had statutory surplus of $99,939,000 at December 31, 1996. CIC is Best Rated A (Excellent), based on the consolidated performance of the Orion Capital Companies by A.M. Best, an insurance rating agency. The Orion Capital Companies had statutory surplus of $672,168,000 at December 31, 1996 and, based on its consolidated performance, is Best Rated A (Excellent). American Surety is a small nondomestic surety which is not rated.





                    The Company entered into a pooling agreement (beginning
               October 1993). Under the provisions of the new agreement, CIC and ILMIC were replaced by Gulf Insurance Company ("Gulf"). Under this agreement, Cumberland assumes 10% (effective April 1, 1996); 12.5% (effective April 1, 1995) and 25% (prior to April 1, 1995) of certain surety policies underwritten by Gulf. Gulf is a member of the Gulf Insurance Group which was formed in 1940 and is jointly owned by Primerica Corporation and Travelers Corporation. Gulf is rated A+ (Superior) and had policyholders' surplus of $287,534,000 at December 31, 1996. Gulf is a niche market underwriter which targets small to medium size accounts and offers directors and officers, errors and omissions, fidelity and surety, and other specialty liability products.

                    Cumberland  assumes reinsurance  on  a facultative  and
               treaty basis from several small sureties. The loss of one of these customers would not have a material impact on the operations of Cumberland.

               Investments
               -----------

                    Investment  activities are  conducted by  an investment
               committee which manages assets pursuant to investment objectives and guidelines established by senior management of Cumberland. These objectives require that the portfolio consist of debt and equity securities of the type and quality mix which will enable Cumberland to compete effectively in the property and casualty insurance market, provide appropriate interest margins and assure Cumberland's continued solvency and profitability. In addition, investments in tax-free obligations are made to the extent of any tax advantages available. Investment in any security not stated in the investment committee's guidelines is limited to five percent of statutory surplus.

               Reserves for Losses and Loss Adjustment Expenses
               ------------------------------------------------

                    Reserves  for losses and  loss adjustment  expenses are
               established based upon reported claims and Cumberland's historical record of loss ratios and trends. The amount of loss reserves for reported claims is based on a case by case evaluation of the claim. Additionally, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Amounts are adjusted periodically to reflect these factors. In addition, Cumberland may incur additional liability if its reinsurers do not meet their obligations. Reinsurance does not discharge an insurance carrier from its primary liability to a policy holder for the face amount of the coverage.





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

                    During 1997, there was no material change in the mix of
               business, including the location of business, geographic mix, and types of risks assumed.

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

               Claims Adjustment
               -----------------

                    In  addition to  management's  active participation  in
               claims administration, Cumberland has historically relied upon outside claims adjusters and attorneys to help minimize the cost of claims administration. Due to management's active participation, Cumberland believes it has the expertise to manage its claims administration.

               Regulation
               ----------

                    Cumberland   is  subject   to  regulation   by  various
               supervising agencies which exercise broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy and bond forms, establishing reserve requirements, prescribing dividend limitations, approving rates, prescribing the form and content of required financial statements, regulating the types and amount of investments permitted and other matters, all as set forth in regulations.





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

                    Although  the federal  government  generally  does  not
               directly regulate the insurance industry, federal initiatives often have an impact on the industry in a variety of ways. Current and proposed federal measures which may significantly affect the insurance industry include employee benefit regulation, securities regulation concerning insurance products, tax law changes affecting the taxation of insurance companies, changes in the tax treatment of insurance products, and proposed legislation to more fully subject insurance companies to antitrust laws. Changes in federal, state, and local regulations could have a material adverse effect on Cumberland's future operations.

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

                    Cumberland has aligned itself with other small sureties
               as a reinsurer. Therefore, Cumberland is able to write larger bonds than some competitors of the same financial size because of the availability of reinsurance from these sureties.





                    The  surety market  is highly  competitive.   Companies
               generally compete for surety business on the basis of price, service, financial strength, ratings, reputation and capabilities of the independent agents and brokers who solicit the business, and reputation of the insurance company. The small contract and commercial bond markets in which CCS competes have seen additional competition as both large and small insurance companies are competing and expanding in this area. CCS does not have a direct sales force but instead relies on a nationwide network of independent insurance agencies. In order to compete effectively in the market, CCS will need to continue to maintain productive relationships with the independent insurance agencies that offer its products. Certain existing and potential competitors of CCS are larger, and have greater financial resources and more extensive insurance product lines. The business of CCS could be adversely affected by such competition.

                    Cumberland  believes  that  the  principal  competitive
               factors  in   the   industry  are   reputation,   managerial
               experience, price, and breadth of services offered.

               Employees
               ---------

                    As of  December 31, 1997, Cumberland employs thirty-one
               employees, of which two are employed in an executive capacity, eight are employed in professional capacities, and twenty-nine are employed in a variety of administrative and clerical positions. Cumberland believes that it can continue to operate effectively with the current number of employees.

                    None of  the Company's employees are  union members and
               none are subject to collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

          Item 2.        Properties
          -------        ----------

               Cumberland leases office space from a company owned by the Chairman of the Board, Mr. Francis M. Williams, at a monthly rate of $7,254 pursuant to a lease that was executed March 1, 1997 and is effective through December 31, 2001.

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





                                       PART II


          Item 5.        Market for the Company's Common Equity and Related
          -------        Stockholders Matters
                         --------------------------------------------------

               The Company's Common Stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, Cumberland was approved and included in the trading on the Nasdaq SmallCap Market. High and Low bid prices were set forth in Quotation Market Sheets published by the
          National Quotation Bureau and Nasdaq. The high and low bid prices for 1997 and 1996 were as follows:

                                          Bid Information
                                   -----------------------------

                                        1997            1996
                                   -------------- ---------------

                                     High    Low    High    Low
                                   ------- -------------- -------
               First Quarter        2 1/2   1 5/8    9/16    1/2

               Second Quarter           4       2       1    7/8

               Third Quarter        3 5/8 2 19/32   3 1/4      3

               Fourth Quarter       3 1/2   2 1/4   3 1/4      3


               As of March 2, 1998, there were 971 stockholders of record of the Common Stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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





                    The future  payment of  dividends,  if any,  by CCS  is
               within the discretion of its Board of Directors and will depend upon CCS's earnings, statutory limitations, capital requirements (including working capital needs) and financial condition, as well as other relevant factors. Applicable state laws and regulations restrict the payment of dividends by CCS to the extend of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless CCS obtains prior approval from the insurance commissioner. CCS does not anticipate paying any dividends on CCS Common Stock in the near future.

          Item 6.        Selected Financial Data
          -------        -----------------------

          Statement of Operations Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                                  1997     1996    1995     1994     1993
                                              -------- ---------------- -------- --------
                                                (In Thousands - except per share data)


            Operating data:

              Net premium income  . . . . . .$  5,684 $  3,808 $ 5,068 $  4,957 $  4,412
              Commission income . . . . . . .     860    1,386     774        -        -

              Other income  . . . . . . . . .     616      653     425        -        -

              Net investment income . . . . .     408      404     397      284      337

              Net realized gain (losses)  . .     202      118     124     (124)      22
              Benefits and expenses . . . . .   7,599    6,952   7,016    6,604    4,825

              Income (loss) before income
               taxes  . . . . . . . . . . . .     171     (583)   (228)  (1,209)     238

              Net income (loss) . . . . . . .     171     (583)   (228)  (1,073)     231

            Pro forma net income (loss) per
              share (1) . . . . . . . . . . .$    .03 $   (.14)$  (.06)$   (.27)$    .06

          (1) Pro forma net income (loss) per share (unaudited) for 1994 and 1993 has been calculated based on the 4,039,780 shares of Cumberland Common Stock that were outstanding after the Distribution. The 1997, 1996 and





                    1995 net income (loss) per share amounts have been computed based on the actual weighted average number of shares outstanding during the respective years.





          Balance Sheet Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                                  1997     1996    1995     1994     1993
                                              -------- ---------------- -------- --------
                                                (In Thousands - except per share data)


            Balance sheet data:

              Investments . . . . . . . . . .$  6,469 $  6,110 $ 6,303 $  5,852 $  5,046
              Cash and cash equivalents . . .   1,804      669   1,236    1,701    3,117

              Accounts receivable . . . . . .   2,210      925     550    2,540      948

              Reinsurance recoverables  . . .   2,017    1,590   1,697    1,749    1,876

              Deferred policy acquisition
               costs  . . . . . . . . . . . .     813      635     435      581      340
              Intangibles . . . . . . . . . .   1,681    1,957   2,163      134        -

              Total assets  . . . . . . . . .  15,321   12,372  12,709   12,834   11,956



              Policy liabilities and
               accruals:
               Unearned premiums  . . . . . .   2,629    1,862   1,182    1,631    1,037

               Losses and LAE   . . . . . . .   2,550    1,992   2,352    3,138    3,355

               Ceded reinsurance and accounts
                  payable . . . . . . . . . .   2,714    1,172      -         -        -

              Term notes/surplus debentures,
               including accrued interest           0        0   4,798    4,343    4,403
              Other long-term debt  . . . . .   1,419    1,533      -         -        -

              Total liabilities . . . . . . .   9,312    6,559  11,419   11,518    9,351

              Total stockholders' equity  . .   6,009    5,814   1,290    1,316    2,605





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

                                                        Percentage Increase
                                                             (Decrease)
                                          Year Ended December      Year Ended December
                                                   31                      31
                                    --------------------------------------------------

                                          1997      1996      1995      1997      1996
                                    --------------------------------------------------

            Net premium income  . . $   5,684 $   3,808 $   5,068 $   49.3 %   (24.9)%

            Net investment income         408       404       397      1.0 %     1.8 %

            Net realized gains
            (losses)  . . . . . . .       202       118       124     71.2 %    (4.8)%

            Other revenues  . . . .     1,476     2,039     1,198    (27.6)%    70.1 %
            Benefits and expenses       7,599     6,952     7,016      9.3 %     (.9)%

            Income (loss) before
              income taxes  . . . .       170      (583)     (228)    70.8 %  (155.7)%

            Net Income (loss) . . .       170      (583)     (228)    70.8 %  (157.7)%

          Year  Ended December 31, 1997 Compared to Year Ended December 31,
          1996
          -----------------------------------------------------------------

                    During the year ended December 31, 1997, net earned premium income increased by 49 percent to $5,684,000 from
          $3,808,000. Direct premiums earned from nonaffiliates were $5,836,655 and $1,149,377 for 1997 and 1996, respectively, representing an increase of $4,687,278 or 408 percent.

                    Net reinsurance premiums earned through the Pooling Agreements were $1,166,025 and $2,693,418 for 1997 and 1996, respectively,  representing  a  decrease  of  $1,527,393,  or  57 percent.





                    During 1997, direct premiums written by CCS increased while assumed premiums decreased as a result of the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. The following table reflects the written premium activity, net of reinsurance ceded, for 1997 and 1996.

                                            Written Premiums
                              --------------------------------------------

                                         1997           1996       % Change
                               -------------- -------------- --------------

               Direct (net)   $     5,202,001$    1,854,270          181%
               Assumed (net)        1,032,260     2,513,775          (59% )
                               -------------- --------------

               Total  . . . . $     6,234,261$    4,368,045           43%
                               ============== ==============

                    During the year ended December 31, 1997 and 1996, investment income before capital gains was $408,050 and $403,919, respectively. Realized gains, net of realized losses, for the year ended December 31, 1997 and 1996 were $201,863 and $117,824, respectively. Investment income remained consistent for 1997 as compared to 1996.

                    Other revenues for the year ended December 31, 1997 decreased to $1,475,990 from $2,039,331 or 28 percent. Other revenues consist primarily of commissions earned by subsidiary agencies. The decrease of approximately $563,000 is attributable to the transfer of direct writings by subsidiary agencies for other carriers in 1996 to CCS in 1997.

                    During the year ended December 31, 1997, benefits and claims expenses increased to $1,792,117 from $1,670,640 for the year ended December 31, 1996. The increase in benefit and claims expenses of $121,477 is attributed to the effects of reserve increases on direct business of $928,009 which is offset by a decrease in claim reserves on assumed business of $806,532. Loss ratios on direct and assumed premiums earned during 1997 are 40% and 63.6%, respectively.

                    During the year ended December 31, 1997, the net amortization of deferred policy acquisitions costs increased to $1,778,808 from $1,532,355 for the year ended December 31, 1996.
          The increase is attributable to the increase in earned premiums.





                    During the year ended December 31, 1997, operating expenses increased to $3,903,476 from $3,255,805 in 1996. The increase is due to expenses incurred in the continuing research and development of Cumberland's Bond Program and additional personnel employed to direct market its insurance products. Management believes that future programming updates to BondPro and other related expenses will remain consistent with 1997 operating expenses.

                    Net interest expense decreased to $124,928 in 1997 from
          $493,337 in 1996 due to the conversion on the term note to equity on October 1, 1996. Interest expense on notes due to agencies purchased in 1995 were $124,928 and $121,271 for the years ended December 31, 1997 and 1996, respectively. The Company incurred interest expense during 1996 of $372,006 on the term note prior to the 1996 conversion.

                    The Company s effective tax (benefit) rate was -0-percent for 1997 and 1996. The net operating loss carryforward at December 31, 1997 is $841,568. The deviation from statutory rates for 1997 and 1996 primarily relates to the Company s establishment of a valuation allowance on a portion of the net operating loss, the future realization of which is uncertain.





          Year  Ended December 31, 1996 Compared to Year Ended December 31,
          1995
          ----------------------------------------------------------------

                    The following table sets forth, for the periods indicated, (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                        Percentage Increase
                                                             (Decrease)
                                                                Year Ended December
                                        Year Ended December 31             31
                                    --------------------------------------------------

                                          1996      1995      1994      1996      1995
                                    --------------------------------------------------

            Net premium income  . . $   3,808 $   5,068 $   4,957 $   (24.9)     2.2 %

            Net investment income         404       397       284       1.8       39.8

            Net realized gains
            (losses)  . . . . . . .       118       124      (124)     (4.8)     200.0

            Other revenues  . . . .     2,039     1,198       278      70.1      331.3
            Benefits and expenses       6,952     7,016     6,604       (.9)       6.2

            Loss before income
              taxes . . . . . . . .      (583)     (228)   (1,209)   (155.7)      81.1

            Net loss  . . . . . . .      (583)     (228)   (1,073)   (157.7)      78.8

                    During the year ended December 31, 1996, net earned premium income decreased by 25 percent to $3,808,000 from $5,068,000 or $1,260,000. The decrease is primarily attributed to the premiums assumed through reinsurance pooling agreements.

                    Net reinsurance premiums earned through the Pooling Agreements were $2,693,418 and $4,440,632 for 1996 and 1995, respectively, representing a decrease of $1,747,214, or an overall 39 percent decrease in assumed premiums. Net direct premiums earned were $1,114,901 and $627,683 for 1996 and 1995, respectively, representing an increase of $487,218 or 78 percent.

                    During 1996, direct premiums written by CCS increased while assumed premiums decreased as a result of the marketing direction of the Company. CCS's direction is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. The following table reflects the written premium net of reinsurance, activity for 1996 and 1995.





                                            Written Premiums
                              --------------------------------------------

                                         1996           1995       % Change
                               -------------- -------------- --------------

               Direct, net  . $    1,854,270 $      881,683           110%
               Assumed, net        2,513,775      3,899,884           (36%)
                               -------------- --------------

               Total  . . . . $    4,368,045 $    4,781,567             9%
                               ============== ==============

                    During the year ended December 31, 1996 and 1995, investment income before realized capital gains was $403,919 and $397,680, respectively. Realized gains, net of realized losses, for the year ended December 31, 1996 and 1995 was $117,824 and $124,004, respectively. Overall investment income remained consistent for 1996 as compared to 1995.

                    Other revenues for the year ended December 31, 1996 increased to $2,039,331 from $1,198,249 for the year ended December 31, 1995, an increase of 70.1%. The increase is a direct result of an increase of $612,350 in commission income earned by subsidiary surety agencies, and an increase of $228,729 in consulting revenues derived from Qualex Consulting, Inc. a claims consulting company which was formed in November 1994.

                    During the  year ended December 31,  1996, benefits and
          claims expenses increased to $1,670,640 from $1,245,546 for the year ended December 31, 1995. The increase in benefit and claims expenses of $425,094 is attributed to claims on reinsurance assumed pooling agreements. During 1996, an increase of $300,000 was charged to the 1993/94 pooling agreement. Management believes the increase in claims arising from business written in the Pooling Agreement has leveled off and anticipates that losses associated with the reinsurance contracts will decrease during 1997. Losses associated with direct premiums represent approximately 11% of premiums earned or $127,232.

                    During the year ended December 31, 1996, the amortization of deferred policy acquisitions costs decreased to $1,532,355 from $2,380,140 for the year ended December 31, 1995.
          The decrease is attributable to the decrease in earned premiums.

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

                    The Company s effective tax (benefit) rate was -0-percent for 1996 and 1995. The deviation from statutory rates for 1996 and 1995 primarily relates to the Company s establishment of a valuation allowance on a portion of the net operating loss, the future realization of which is uncertain.

          Liquidity and Capital Resources
          -------------------------------

                    The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,134,000 and $15,104,000 at December 31, 1997 and 1996, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $9,500,000 in 1998 in addition to the amount earned in 1997.

                    The primary sources of liquidity for the Company are funds generated from commissions, surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

                    At December 31, 1997, the Company s $15,321,383 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 55 percent in cash and investments (including accrued investment income), 27 percent in receivables and reinsurance recoverables, 16 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

                    The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

                    Net cash (used in) provided by operating activities was $1,925,903, $(169,587) and $(375,690) for the years ended
          December 31, 1997, 1996 and 1995, respectively. In 1997, the cash provided by operating activities was primarily attributable to the increase in ceded reinsurance payable and pooling liabilities and accruals. In 1996, the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which was offset in part by a decrease in accounts receivable.





                    Net cash (used in) provided by investing activities was $(120,560), $253,876, and $(659,944) for the years ended December
          31, 1997, 1996 and 1995, respectively. Investing activities consist of purchases and sales of investments and advances to and from KC.

                    Net cash (used in) provided by financing activities was $(670,889) $(803,772) and $570,263 for the years ended December
          31, 1997, 1996 and 1995, respectively. Financing activities consist of purchases of treasury stock, short-term borrowings and repayment during 1997, 1996 and 1995 on notes payable that are a result of the 1995 purchase of two agencies.

          Year 2000 Issue (unaudited)
          ---------------------------

                    The Company has developed an in-house surety administrative system BondPro . BondPro is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. BondPro is a window based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company s operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company s operations. There can be no assurance, however, that such problems will not arise.

          Losses and Loss Adjustment Expenses
          -----------------------------------

                    The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of CCS. The liabilities for losses and LAE are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through the end of the period. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary; such adjustments, if any, are included in current operations.

          Reconciliation  of  Liability  for  Losses  and  Loss  Adjustment
          Expenses
          -----------------------------------------------------------------
                    The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 1997, 1996 and 1995 to the gross amounts reported in Cumberland s balance sheets:





                                                    December 31

                                                1997        1996       1995
                                         ----------- ----------- ----------

          Liability for losses and LAE,
          net of reinsurance
           recoverable on unpaid
           losses, at beginning         $   594,922 $ 1,052,547 $1,625,703
           of year  . . . . . . . . . .  ----------- ----------- ----------
          Provision for losses and LAE
           for claims occurring in the
           current year, net of
           reinsurance  . . . . . . . .   1,743,117   1,008,640  1,486,546

          Increase (decrease) in
           estimated losses and LAE for
           claims occurring in prior
           years, net of reinsurance         49,000     662,000   (241,000)
                                         ----------- ----------- ----------

          Incurred losses during the
           current year, net of
           reinsurance  . . . . . . . .   1,792,117   1,670,640  1,245,546

          Losses and LAE payments for
          claims, net of
           reinsurance, occurring
           during:
               The current year . . . .     553,629     422,544    161,279
               Prior years  . . . . . .     440,479   1,705,721  1,657,423
                                         ----------- ----------- ----------
                                            994,108   2,128,265  1,818,702
                                         ----------- ----------- ----------

          Liability for losses and LAE,
           net of reinsurance
           recoverable on unpaid
           losses, at end of year   . .   1,392,931     594,922  1,052,547

          Reinsurance recoverables on
           unpaid losses at end of year   1,157,369   1,396,874  1,299,257
                                         ----------- ----------- ----------

          Liability for losses and LAE,
           gross of reinsurance
           recoverables on unpaid
           losses, at end of year   . . $ 2,550,300 $ 1,991,796 $2,351,804
                                         =========== =========== ==========





                    Cumberland experienced a $49,000 and $662,000 a deficiency for losses and loss adjustment expenses in 1997 and 1996, respectively, and experienced a redundancy of $241,000 in 1995, for losses incurred in prior years. The deficiency in 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected. The deficiency in 1996 is a result of additional claims expense on a 1993/94 pooling agreement. The redundancy in 1995 principally resulted from settling case basis reserves established in prior years for amount less than expected.

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

                    The differences between the December 31, 1997 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ( GAAP ) and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ( SAP ) are as follows:

               Liability for losses and LAE on a SAP basis
                    (which is net of reinsurance
                    recoverables on unpaid losses and LAE)  $    1,392,931

               Reinsurance recoverables on unpaid losses and
                    LAE . . . . . . . . . . . . . . . . . .      1,157,369
                                                             --------------

               Liability for losses and LAE, as reported in
                    the accompanying GAAP basis financial
                    statements  . . . . . . . . . . . . . . $    2,550,300
                                                             ==============





          Analysis of Loss and Loss Adjustment Expense Development
          --------------------------------------------------------
                    The following table represents the development of the liability for unpaid liabilities, net of reinsurance, for 1990 through 1997 (in thousands).

                                  1990         1991          1992         1993
                                    ------------- -------------------------- -------------


            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      2,171  $      1,663 $      2,426  $     1,709
            Liability re-estimated
              as of:
               One year later . . .        3,003         1,273        1,239        3,815
               Two years later  . .        2,549         1,200        2,546        2,579
               Three years later  .        2,349         1,316        2,263        2,750
               Four years later . .        2,471         1,443        2,418        2,851
               Five years later . .        2,368         1,234        2,408            -
               Six years later  . .        2,466         1,199            -            -
               Seven years later  .        2,370             -            -            -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $       (199) $        464 $         18  $    (1,142)
                                    ============= ========================== =============


                                  1994         1995          1996         1997
                                    ------------- -------------------------- -------------

            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      1,625  $      1,053 $        595  $      1,393





            Liability re-estimated
              as of:
               One year later . . .        1,384         1,716          644             -
               Two years later  . .        1,420         1,815            -             -
               Three years later  .        1,631             -            -             -
               Four years later . .            -             -            -             -
               Five years later . .            -             -            -             -
               Six years later  . .            -             -            -             -
               Seven years later  .            -             -            -             -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $         (6) $       (762)$        (49) $          -
                                    ============= ========================== =============





                                  1990         1991          1992         1993
                                    ------------- -------------------------- -------------


            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
               One year later . . . $      1,931  $        806 $      1,151  $        765
                                    ============= ========================== =============
               Two years later  . . $      2,188  $        884 $      1,834  $      1,058
                                    ============= ========================== =============
               Three years later  . $      2,267  $      1,095 $      2,088  $      2,868
                                    ============= ========================== =============
               Four years later . . $      2,295  $      1,254 $      1,957  $      3,717
                                    ============= ========================== =============
               Five years later . . $      2,295  $      1,260 $      3,533  $          -
                                    ============= ========================== =============
               Six years later  . . $      2,331  $      1,199 $          -  $          -
                                    ============= ========================== =============
               Seven years later  . $      2,364  $          - $          -  $          -
                                    ============= ========================== =============

                                  1994         1995          1996         1997
                                    ------------- -------------------------- -------------






            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
              One year later  . . . $      1,643         1,334          563             -
                                    ============= ========================== =============
               Two years later  . .        2,316         2,186            -             -
                                    ============= ========================== =============
               Three years later  .        2,164             -            -             -
                                    ============= ========================== =============
               Four years later . .            -             -            -             -
                                    ============= ========================== =============
               Five years later . .            -             -            -             -
                                    ============= ========================== =============
               Six years later  . .            -             -            -             -
                                    ============= ========================== =============
               Seven years later  .            -             -            -             -
                                    ============= ========================== =============





          Effect of Inflation
          -------------------

               Inflation has not had, and is not expected to have, a material impact upon the Company s operations for the last three years.

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

          Item 9.   Changes in and Disagreements with Accountants on
          -------   Accounting and Financial Disclosure
                    ------------------------------------------------

          None

          Item 10.  Directors and Executive Officers of the Registrant
          --------  --------------------------------------------------

               The current directors and executive officers of Cumberland are as follows:

                      Name                 Age              Position
          -----------------------------------------------------------------

             Francis M. Williams            56      Chairman of the Board
                                                    of Directors

             Joseph M. Williams             41      President and Treasurer
             George A. Chandler             68      Director

             Andrew J. Cohen                44      Director

             Edward J. Edenfield, IV        40      President, CCS

               All Directors of Cumberland hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of Cumberland are elected annually by the Board of Directors and hold office at the discretion of the Board.

               Set forth below is information regarding the directors and executive officers of Cumberland:





                    Francis M.  Williams has been Chairman of  the Board of
               Cumberland since its inception and, until June 1992, was President of Cumberland. In addition, Mr. Williams has been Chairman of the Board and Director of CCS and SSI from inception and President and Chairman of the Board of KC since its inception in 1979. Prior to November 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and sole owner of K Management Corp. From June 1981 until January 1988, Mr. Williams was the Chairman of the Board of Directors of College Venture Equity Corp., a small business investment company; and since June 1981, he has been Chairman of the Board, Director, and sole stockholder of Kimmins Coffee Service, Inc., an office coffee service company. Mr.
               Williams has also been a director of the National Association of Demolition Contractors and a member of the executive committee of the Tampa Bay International Trade Council.

                    Joseph M.  Williams has  been the Secretary,  Treasurer
               and a Director of Cumberland since its inception and since June 1992 has been President of Cumberland. In addition, Mr. Williams has been the Secretary and Treasurer of Kimmins Corp. since October 1988, the Vice President, Secretary, and Treasurer of CCS since April 1989, and Vice President, Secretary, and Treasurer of SSI since August, 1989. From June 1985 through October 1988, Mr. Williams was the secretary of Kimmins Corp. a predecessor of KC. Mr. Williams has been employed by the Company and Kimmins Corp. in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.





                    Edward  J. Edenfield,  IV  is the  President and  Chief
               Operating Officer of Cumberland Casualty & Surety Company. Mr. Edenfield joined Cumberland Casualty & Surety Company in May of 1996 as Chief Operating Officer, and was promoted to President in September of 1996. He brings over sixteen (16) years of management experience in the insurance industry, specializing in contract and miscellaneous surety bonds. Prior to his involvement with Cumberland, Mr. Edenfield had various management and senior management positions in the insurance industry. Mr. Edenfield began his career in 1980 with Continental Insurance Company in their New York home office. Within the last five years prior to Cumberland Casualty & Surety Company, Mr. Edenfield has held the position of Assistant Vice President in charge of surety at Meadowbrook Insurance Group from August 1995 to May 1996; Vice President in charge of underwriting at Universal Surety of America from October 1994 to August 1995; Vice President in charge of underwriting at American Bonding Company from January 1992 to September 1994, and Assistant Secretary in charge of treaty and facultative reinsurance from March 1992 to December 1992. Mr. Edenfield completed his bachelor's degree in Business Administration with an emphasis in Economics from Lycoming College. Mr. Edenfield is presently a Board Member of The American Surety Association, and is involved in the National Association of Independent Sureties, as well as being a member of the
               National Association of Surety Bond Producers. Mr. Edenfield is responsible for administration and finance of the insurance operations at Cumberland.

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

                    Andrew  J.   Cohen  was   elected  as  a   Director  to
               Cumberland s Board effective February 24, 1997. Since June of 1972, Mr. Cohen has been co-President of ABC Fabric of Tampa, Inc. which is now the fourth largest private retail fabric company in the United States. Mr. Cohen brings both national marketing and corporate management experience to Cumberland.






          Beneficial Ownership Reporting Compliance
          -----------------------------------------

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company s officers and directors, and persons who own more than 10 percent of a registered class of the Company s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ( SEC ). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 1997 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

          Item 11.  Executive Compensation and Other Information
          --------  --------------------------------------------

          Summary Compensation Table
          --------------------------

               The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company s President for each of the three years ended December 31, 1997:



                                                             Long-Term
                                           Annual Compensation          Compensation
                                       ---------------------------- -------------------

            Name of Individual                             Other                 All
            and Principal                                 Annual     Stock      other
            Position            Year    Salary   Bonus Compensation Options  Compensation

            Joseph M. Williams
              President and
               Treasurer  . .   1997  $ 95,000 $30,000 $         -  $     -  $         -

                                1996  $ 95,000 $37,000 $         -  $     -  $         -

                                1995  $ 95,000 $30,000 $         -  $     -  $         -





          Aggregate Option  Exercises in 1997 and December  31, 1997 Option
          Values
          -----------------------------------------------------------------
          -

               The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 1997. No options were exercised by such persons in 1997.


                                     Number of
                                     Securities
                                     Underlying      Value of Unexercised
                                Unexercised Options       in-the-Money
                                 at Fiscal Year End    Options at Fiscal
                                        (#)             Year End ($)(1)
                                    Exercisable/         Exercisable/
                   Name            Unexercisable         Unexercisable
          --------------------- ------------------- -----------------------

             Joseph M. Williams      124,000/0            $363,375/$0

          (1) Represents the dollar value of the difference between the value at December 31, 1997 and the option exercise price of unexercised options at December 31, 1997.

          Compensation Committee Interlocks and Insider Participation
          -----------------------------------------------------------

               There is no compensation committee of the Company s Board of Directors or other committee of the Board performing equivalent functions. The person who performs the equivalent function is Francis M. Williams, Chairman of the Board. Francis Williams serves as an executive officer and director of Kimmins Corp. of which Joseph Williams is also an executive officer.

          Compensation of Directors
          -------------------------

               During the year ended December 31, 1997, the Company paid nonofficer Directors an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.





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

          Item 12. Security Ownership of Certain Beneficial Owners and -------- Management
                    ----------------------------------------------------

          Commons   Stock  Ownership  of   Certain  Beneficial  Owners  and
          Management
          -----------------------------------------------------------------

               The following table sets forth the number of shares of Cumberland s Common Stock beneficially owned as of March 27, 1998 by (i) persons known by Cumberland to own more than 5 percent of Cumberland s outstanding Common Stock, (ii) each director and officer of Cumberland, and (iii) all directors and executive officers of Cumberland as a group:

                                 Amount and Nature
             Name and Address      of Beneficial     Percent of Issued and
           of Beneficial Owner  Ownership of Common   Outstanding Common
                 (1) (2)               Stock                 Stock
          --------------------- ------------------- -----------------------

             Francis M.           3,602,002     (3)          66.1%
             Williams . . . . .

             Joseph M. Williams     358,783     (4)           6.6%
             George A. Chandler       2,669     (5)           *

             Andrew J. Cohen  .      42,590     (6)            .8%

             Edward J.
             Edenfield IV . . .       8,000     (7)           *

             All directors and
             executive officers
             as a group (five
             persons) . . . . .      4,014,044               73.7%





              (1) The address of all officers and Directors of Cumberland listed above are in care of Cumberland at 4311 W. Waters Ave., Suite 501, Tampa, FL 33614.

              (2) Cumberland believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise noted.

              (3)   Includes   2,318,617  shares   owned  by   Mr.  Francis
                    Williams; 1,059,306 shares allocated to Mr. Williams based on his 61.5% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,690 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner. Mr. Williams owns 61.5% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.

              (4) Includes 8,800 shares owned by Mr. Joseph M. Williams; options to acquire 124,000 shares of Cumberland Common Stock; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested. Also includes 205,764 shares held by KC s 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of Cumberland Common Stock held by the ESOP, of which Mr. Williams is a trustee; Mr. Williams disclaims beneficial ownership of these shares.

              (5) Includes 1,869 shares owned by Mr. George A. Chandler and options to acquire 800 shares of Cumberland Common Stock.

              (6) Includes 72,540 shares owned by C&C Properties a partnership in which Mr. Cohen has a 50% ownership, 6,320 shares held in trust for Mr. Cohen s minor children.

              (7) Includes options to acquire 8,000 shares of Cumberland Common stock.





          Item 13.  Certain Relationships and Related Transactions
          --------  ----------------------------------------------

              Surplus Debentures/Term Note
              ----------------------------

              In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1997, no payments could be made under the terms of the debenture.

              CTI entered into a term note agreement with KC for the outstanding amount of the surplus debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the Distribution. The term note was pari passi with the other debts of CCS, had a 10 percent interest rate and was due on October 1, 2002.

              Effective October 1, 1996, CTI issued 1,723,290 shares at $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Services, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

              CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $1,738, $2,873 and $4,535 for the years ended December 31, 1997, 1996 and 1995, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $310,396, 338,478 and $43,183 for years ended December 31, 1997, 1996 and 1995, respectively.

              In 1992, the Company assigned a debenture due to KC from CCS to CTI. CTI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage ($4,291,049) at September 30, 1992 as part of the spin-off transaction. The term note was pari passi with the other debts of the Company, had a 10 percent interest rate and was due on October 1, 2002. Effective October 1, 1996, CTI issued 1,723,290 shares at $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

          Item 14.  Exhibits, Financial Statements, Schedules,  and Reports
          on
          --------  Form 8-K
                    -------------------------------------------------------
          --
          (a)   The following  documents are  filed as part  of this Annual





                Report on Form 10-K





               1.   Financial Statements

                     -   Report of Independent Certified Public Accountants
                     -   Consolidated balance sheets  at December 31,  1997
                         and 1996
                     - Consolidated statements of operations for each of the three years in the period ended December 31, 1997
                     - Consolidated statements of stockholders equity for each of the three years in the period ended December 31, 1997
                     - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997
                     -   Notes to consolidated financial statements

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

               3. The following documents are filed as exhibits to this Annual Report on Form 10-K:
                    3(i) -  Articles of Incorporation
                    3(ii)-  Bylaws
                    10   -  Lease  agreement  with  Cumberland   Properties,
                            Inc.
                    11   -  Statement Re: Computation of earnings per share
                    22   -  Subsidiary list
                    27   -  Financial Data Schedule

          *    Previously  filed  as  part  of   Registrant s  Registration
               Statement on Form 8, File No. 0-19727 and incorporated herein by reference thereto.

               (b)  Reports on Form 8-K

                    None

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


           Date:     March 31, 1998       CUMBERLAND TECHNOLOGIES, INC.
                                          -----------------------------


           Date:     March 31, 1998       By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Date:     March 31, 1998       By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President


           Date:     March 31, 1998       By:  /s/ Francis M. Williams
                                          -----------------------------
                                          Francis M. Williams,
                                          Chairman of the Board



           Date:     March 31, 1998       By:  /s/ George A. Chandler
                                          -----------------------------
                                          George A. Chandler, Director



           Date:     March 31, 1998       By:  /s/ Andrew J. Cohen
                                          -----------------------------
                                          Andrew J. Cohen, Director


           Date:     March 31, 1998       By:  /s/ Carol S. Black
                                          -----------------------------
                                          Carol S. Black, Secretary
                                          (principal financial and
                                          accounting officer)





                              Annual Report on Form 10-K

                               Item 14(a), (c) and (d)

                  List of Financial Statements, Financial Statement
                                Schedules and Exhibits

                             Year Ended December 31, 1997


                            Cumberland Technologies, Inc.

                                    Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                      FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

               The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                       Page

          Report of Independent Certified Public Accountants  . . . . .  32

          Consolidated Balance Sheets at December 31, 1997 and 1996 . .  33

          Consolidated Statements of Operations for Each of the
             Three Years in the Period Ended December 31, 1997  . . . .  35

          Consolidated Statements of Stockholders  Equity for
             Each of the Three Years in
             the Period Ended December 31, 1997 . . . . . . . . . . . .  36

          Consolidated Statements of Cash Flows for Each of
             the Three Years in the Period Ended December 31, 1997  . .  37

          Notes to Consolidated Financial Statements  . . . . . . . . .  38

          The following consolidated financial statement schedules are filed as part of this report:

          Schedule I     Summary of Investments Other than
                         Investments in Related Parties . . . . . . . .  56
          Schedule II    Condensed Financial Information
                         of Registrant  . . . . . . . . . . . . . . . .  57
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





                  Report of Independent Certified Public Accountants


          Board of Directors
          Cumberland Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




          March 24, 1998
          Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                    December 31
                                           -----------------------------
                                                1997           1996
                                           -------------- --------------
           Investments - Notes 1 and 3:
              Securities available-for-
              sale at fair value:
                Fixed maturities (cost:
                1997 - $3,551,313; 1996 -
                $3,013,312)  . . . . . . . $    3,590,458 $   3,055,753
                Equity securities (cost:
                1997 - $1,431,727;
                  1996 - $962,780) . . . .      1,526,783     1,020,016
              Fixed maturity securities
                held-to-maturity, at
                amortized cost: (fair
                value, 1997 -$1,002,280;
                1996 - $1,699,435) . . . .        982,528     1,664,264
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         45,314        45,838
              Short-term investments   . .        323,993       323,993
                                            ----------------------------
                Total investments  . . . .      6,469,076     6,109,864

              Cash and cash equivalents         1,803,530       669,076
              Accrued investment income            82,821        89,652

              Reinsurance recoverable  . .      2,016,756     1,590,856

              Accounts receivable:
                Trade less allowance for
                  doubtful accounts of
                  $113,120 and -0- at
                  December 31, 1997 and
                  1996, respectively . . .      1,307,216       568,051
                Affiliate  . . . . . . . .        903,181       356,485
              Deferred policy acquisition
                costs  . . . . . . . . . .        812,745       635,189
              Intangibles, net   . . . . .      1,680,633     1,956,724
              Other assets   . . . . . . .        245,425       396,442
                                            ----------------------------
                                           $   15,321,383 $  12,372,339
                                            ============================

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31
                                           -----------------------------
                                                      1997          1996
                                            ----------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments     $    2,550,300 $   1,991,796
             expenses   . . . . . . . . .
             Unearned premiums  . . . . .       2,629,282     1,862,114
          Ceded reinsurance payable . . .       2,459,173       768,407
          Accounts payable and other              254,839       403,085
          liabilities . . . . . . . . . .
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,418,520     1,533,265
                                            ----------------------------
               Total liabilities  . . . .       9,312,114     6,558,667
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000 shares
               authorized, no shares
               issued . . . . . . . . . .               -             -
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized; 5,763,070
               shares issued at December
               31, 1997 and 1996,   . . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .         134,201        99,676
             Accumulated deficit  . . . .      (1,093,417)   (1,263,937)
                                            ----------------------------
                                                6,259,488     6,054,443
             Less treasury stock, at cost,
               313,612 and 310,473 shares
               at December 31, 1997 and
               December 31, 1996,
               respectively . . . . . . .        (250,219)     (240,771)
                                            ----------------------------
             Total stockholders' equity         6,009,269     5,813,672
                                            ----------------------------
                                           $   15,321,383 $  12,372,339
                                            ============================



          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended December 31
                                        ----------------------------------
                                                1997        1996       1995
                                         ----------- ----------- ----------
          REVENUES:
             Direct premiums earned:
               Affiliates . . . . . . .       1,738       2,873      4,535
               Nonaffiliates  . . . . .   5,836,655   1,149,377    623,148
             Reinsurance premiums
               assumed  . . . . . . . .   1,381,264   3,083,787  4,944,125
             Less reinsurance ceded   .  (1,535,712)   (427,718)  (503,493)
                                         ----------- ----------- ----------
             Net premium income   . . .   5,683,945   3,808,319  5,068,315
             Net investment income  . .     408,050     403,919    397,380
             Net realized gains   . . .     201,863     117,824    124,004
             Commission income  . . . .     859,862   1,385,964    773,611
             Other income:
               Affiliates . . . . . . .     310,396     338,478     43,183
               Nonaffiliates  . . . . .     305,733     314,889    381,455
                                         ----------- ----------- ----------
                                          7,769,849   6,369,393  6,787,948
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . .   1,792,117   1,670,640  1,245,546
             Amortization of deferred
               policy acquisition costs   1,778,808   1,532,355  2,380,140
             Operating expenses   . . .   3,903,476   3,255,805  2,882,255
             Interest expense:
               Affiliates (net of
               interest income from
                affiliates of $-0-; -0-
                and 22,660 for 1997,
                1996 and 1995,
                respectively)   . . . .           -     372,066    432,112
               Nonaffiliates  . . . . .     124,928     121,271     76,105
                                         ----------- ----------- ----------
                                          7,599,329   6,952,137  7,016,158
                                         ----------- ----------- ----------
          Income (loss) before income
             taxes  . . . . . . . . . .     170,520    (582,744)  (228,210)
          Income taxes (benefit)  . . .           -           -          -
                                         ----------- ----------- ----------
          Net income (loss) . . . . . . $   170,520 $  (582,744)$ (228,210)
                                         =========== =========== ==========
          Weighted average number of
             shares   . . . . . . . . .   5,449,518   4,026,655  3,824,494
                                         =========== =========== ==========
          Net income (loss) per share   $      0.03 $      (.14)$     (.06)
                                         =========== =========== ==========
          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                 Capital in
                                                                 Excess of
                                           Shares      Amount    Par Value
                                        -----------------------------------
          Balance at January 1, 1995  .   4,039,780 $     4,040 $2,044,794
             Purchases of 48,546 shares
               of treasury stock  . . .
             Net increase in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net loss . . . . . . . . . -----------------------------------
          Balance at December 31, 1995    4,039,780       4,040  2,044,794

             Purchases of 86,210 shares
               of treasury stock  . . .
             Conversion of term note for
               1,723,290 shares of
               common stock . . . . . .   1,723,290       1,723  5,168,147
             Net increase in unrealized
               appreciation of
               available-for-sale
               securities . . . . . . .
             Net loss . . . . . . . . . -----------------------------------
          Balance at December 31, 1996    5,763,070       5,763  7,212,941

             Purchases of 3,139 shares
               of treasury stock  . . .
             Net increase in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net income . . . . . . . . -----------------------------------
          Balance at December 31, 1997    5,763,070       5,763  7,212,941
                                        ===================================

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (continued)

                              Unrealized
                                                  Appreciation
                                                 (Depreciation)      Retained
                                                  of Available-      Earnings                            Total
                                                    for-Sale       (Accumulated    Treasury Stock    Stockholders'
                                                   Securities        Deficit)     ----------------      Equity
                                                ---------------- ----------------    -----------   ----------------
                                                   ----------       ----------                        -----------


                 Balance at January 1, 1995  .          (166,457)$       (452,983)        (113,249)       1,316,145
                    Purchases of 48,546 shares
                    of                                                                     (27,666)         (27,666)
                       treasury stock  . . . .

                    Net increase in unrealized
                       depreciation available-
                       for-sale securities   .          (229,502)                                          (229,502)

                    Net loss   . . . . . . . .                           (228,210)                         (228,210)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------

                 Balance at December 31, 1995             63,045         (681,193)        (140,915)       1,289,771
                    Purchases of 86,210 shares
                    of                                                                     (99,856)         (99,856)
                       treasury stock  . . . .

                    Conversion of term note for
                       1,723,290 shares of
                       common stock  . . . . .                                                            5,169,870

                    Net increase in unrealized
                       appreciation of
                       available-for-sale                 36,631                                             36,631
                       securities  . . . . . .

                    Net loss   . . . . . . . .                           (582,744)                         (582,744)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------
                 Balance at December 31, 1996             99,676       (1,263,937)        (240,771)       5,813,672






                    Purchases of 3,139 shares
                    of                                                                      (9,448)          (9,448)
                       treasury stock  . . . .

                    Net increase in unrealized
                       depreciation of
                       available-for-sale                 34,525                                             34,525
                       securities  . . . . . .

                    Net income   . . . . . . .                           (170,520)                         (170,520)
                                                 ---------------- ---------------- ---------------- ----------------
                                                -----------      -----------      -----------      -----------
                 Balance at December 31, 1997            134,201       (1,093,417)        (250,219)       6,009,269
                                                       ==========       ==========       ==========       ==========


          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31
                                        ----------------------------------
                                              1997        1996        1995
                                       ----------- -----------  ----------
          Operating activities:
          Net income loss . . . . . .  $  170,520  $ (582,744) $ (228,210)
          Adjustments to reconcile net
            loss to net cash (used in)
            provided by operating
            activities:
              Amortization/accretion
              of investment premiums
              and discounts . . . . .      (2,788)     (6,052)    (10,137)
              Policy acquisition costs
               amortized  . . . . . .   1,778,808   1,532,355   2,380,140
              Policy acquisition costs
               deferred . . . . . . .  (1,956,364) (1,732,272) (2,234,669)
              Depreciation and
               amortization . . . . .     370,553     378,447     278,008
              Net realized (gain) on
               sales of investments      (201,863)   (117,824)   (124,004)
              Provision for bad debts     113,120           -      67,209
              Accrued interest on term
               notes, net . . . . . .           -     404,337     454,772
              (Increase) decrease in:
               Accrued investment
                  income  . . . . . .       6,831      (2,421)    (40,629)
               Reinsurance recoverable   (425,900)    709,464      51,126
               Trade receivables  . .    (852,285)   (139,675)  1,644,946
               Other assets . . . . .      57,079    (232,148)    (89,891)
              Increase (decrease) in:
               Policy liabilities and
                  accruals  . . . . .   1,325,672     319,801  (1,235,291)
               Ceded reinsurance
                  payable . . . . . .   1,690,766     165,504  (1,930,993)
               Accounts payable and
                  other liabilities      (148,246)   (713,730)    641,933
                                       ----------- -----------  ----------
          Net cash (used in) provided
            by operating activities     1,925,903     (16,958)   (375,690)


          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                              Year ended December 31
                                        ----------------------------------
                                              1997        1996        1995
                                       ----------- -----------  ----------
          Investing activities:
          Securities available-for-
          sale :
             Purchases - fixed
               maturities              (1,493,023)   (300,012) (2,561,848)
             Sales - fixed maturities     954,039     620,000   1,436,223
             Purchases - equities   .  (4,536,969) (3,249,846) (1,224,251)
             Sales - equities   . . .   4,269,885   3,628,259   1,445,237
          Securities held-to-maturity:
           Purchases  . . . . . . . .    (299,492)   (680,116)          -
           Maturities   . . . . . . .     985,000     310,000     701,655
          Proceeds from sales and
           maturities of investments            -      25,529     116,117
          Purchases of businesses, net
           of cash acquired                     -           -    (572,677)
          Software development costs            -     (99,938)          -
                                       ----------- ----------- -----------
          Net cash (used in) provided
           by investing activities       (120,560)    253,876    (659,944)
          Financing activities:
          Purchases of treasury stock      (9,448)    (99,856)    (27,666)
          Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . .    (114,745)   (469,483)    (86,130)
          Net advances to (from)
           affiliates   . . . . . . .    (546,696)   (234,433)    277,452
          Net proceeds from short-term
           borrowings   . . . . . . .           -           -     406,607
                                       ----------- ----------- -----------
          Net cash (used in) provided
             by financing activities     (670,889)   (803,772)    570,263
                                       ----------- ----------- -----------
          Increase (decrease) in cash
          and cash equivalents  . . .   1,134,454    (566,854)   (464,971)
                                       ----------- ----------- -----------
          Cash and cash equivalents,
             beginning of year  . . .     669,076   1,235,930   1,700,901
                                       ----------- ----------- -----------
          Cash and cash equivalents,
             end of year  . . . . . .  $1,803,530  $  669,076  $1,235,930
                                       =========== =========== ===========

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997

          1.   Summary of Significant Accounting Policies
                ------------------------------------------

                Organization
                ------------

                Cumberland Technologies, Inc. ( CTI ) f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ( SG ), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ( SA ), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ( ONS ), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ( Qualex ), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 was dissolved in June 1997. CTI and its subsidiaries are referred to herein as the Company.

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

                Investments
                -----------

                Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest earnings on these securities, is included in investment income.

                Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related taxes, reported as a separate component of stockholders equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

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





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Deferred Policy Acquisition Costs
               ---------------------------------

               To the extent recoverable from future policy revenues, the costs of acquiring new surety business, principally commissions, are deferred and amortized in a manner which charges each year s operations in direct proportion to the premium revenue recognized.

               Intangibles
               -----------

               Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired ( Goodwill ). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Goodwill is being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

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





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

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

               Unearned Premiums
               -----------------

               Unearned premiums are calculated using the monthly pro rata basis.

               Reinsurance
               -----------

               The Company assumes and cedes reinsurance and participates in various pools. The accompanying financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded (see Note 11).





          Amounts  recoverable  from  reinsurers   for  unpaid  losses  are
          estimated in a manner consistent with the claim liability associated with the reinsured policies.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Amounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying consolidated financial statements.

               Revenue Recognition
               -------------------

               Direct insurance and assumed reinsurance premiums earned are recognized on a pro-rated basis over the period of risk. Commission income is recognized at the effective date of the bonds issued. Other income consisting primarily of consulting fees are recognized when the negotiated services are provided.

               Commissions  related  to   agency  activity  are   generally
          recognized at the later of the effective date of the policy or the date billed.

               Income Taxes
               ------------

               The Company s provision for income taxes is computed under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the method required by Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               The Company files a consolidated tax return that includes all of its subsidiaries. See Note 9.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Earnings Per Share
               ------------------

               Earnings (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings per Share and is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options. Since the effect of including the entire 189,086 outstanding stock options in the denominator of the calculation for the year ended December 31, 1997 had no effect on the result of the calculation, and the effect of stock options for the years ended December 31, 1996, and 1995 would be antidilutive, earnings per share is the same on both a basic and diluted basis for 1997, 1996 and 1995. The weighted average number of outstanding shares were 5,449,518, 4,026,655 and 3,824,494 at December 31, 1997,
          1996 and 1995, respectively.

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





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               New Accounting Standards
               ------------------------

               In June 1997, the financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company s net income or shareholders equity. Statement 130 requires unrealized gains or losses on the Company s available-for-sale securities, which currently are reported in shareholders equity to be included in other comprehensive income and the disclosure of total comprehensive income.

               Reclassifications
               -----------------

               Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation. These Reclassifications had no effect on net loss or stockholders equity previously reported.

          2.   Related Party Transactions
               --------------------------

               CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership. CCS writes surety bonds for KC and its affiliates. Revenues attributable to surety bonds with KC and its affiliates were $1,738, $2,873 and $4,535 for the years ended December 31, 1997, 1996 and 1995, respectively. Qualex performs consulting services for KC and affiliates. Other income from affiliates consist primarily of consulting services provided to KC.

               Affiliate accounts receivable represents funds advanced and joint expenses that have not yet been reimbursed from KC and its affiliates. These receivables are paid periodically and no interest is charged on the outstanding balances which are payable on demand. Also included in affiliate accounts receivable at December 31, 1997 and 1996 is a $135,000 note receivable from the Company s Chairman of the Board of Directors. No interest is charged on the note which is payable on demand.

               At December 31, 1996, the Company was a guarantor for $2.25 million of borrowings made under the terms of a loan agreement entered into on December 8, 1995 between KC and a bank. During





          1997, the Company was released by the bank as a guarantor on the note.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          2.   Related Party Transactions (continued)
               --------------------------------------

               Cumberland leases office space from a company owned by the Chairman of the Board of Directors at a monthly rate of $7,254. The lease is effective through December 31,2000.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          3.   Investments
               -----------
               The Company s investments in available-for-sale securities and held-to-maturity securities are summarized as follows:

                                        Cost       Gross      Gross     Estimated
                                            ----------- Unrealized  Unrealized Fair Value
                                            -----------    Gains      Losses   -----------
                                            ----------- ---------------------- -----------
                                                        ---------------------- -----------
                                                        ----------------------


            Available-for-sale securities
              at December 31, 1997:
                 Fixed maturity securities:

                  U.S. Government and
                  government agency bonds . $3,054,983  $   33,890 $    1,864  $3,087,009

                  State and municipal bonds    496,330       7,120          -     503,450
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            --          ---        ---         ---

            Total fixed maturity securities $3,551,313  $   41,010 $    1,864  $3,590,459
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ---         ---        ---         ---
                 Equity securities  . . . .  1,431,727     115,618     20,562   1,526,783
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ---         ---        ---         ---

            Total . . . . . . . . . . . . . $4,983,040  $  156,628 $   22,426  $5,117,242
                                            =========== ====================== ===========
                                            =           =          =           =

            Held-to-maturity securities at
              December 31, 1997:

                 Fixed maturity securities:
                  U.S. Government bonds . . $  982,528  $   19,752 $        -  $1,002,280
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ---         ---        ---         ---





            Total . . . . . . . . . . . . . $  982,528  $   19,752 $        -  $1,002,280
                                            =========== ====================== ===========
                                            =           =          =           =

            Available-for-sale securities
              at December 31, 1996:

              Fixed maturity securities:
                  U.S. Government bonds . . $3,013,312  $   48,201 $    5,760  $3,055,753

              Equity securities   . . . . .    962,780      67,936     10,700   1,020,016
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ---         ---        ---         ---

            Total . . . . . . . . . . . . . $3,976,092  $  116,137 $   16,460  $4,075,769
                                            =========== ====================== ===========
                                            =           =          =           =

            Held-to-maturity securities at
              December 31, 1996:
              Fixed maturity securities:

                  U.S. Government bonds . . $1,438,815  $   15,066 $      722  $1,453,159

            State and municipal bonds          225,449      20,827          -     246,276
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ---         ---        --          ---

            Total . . . . . . . . . . . . . $1,664,264  $   35,893 $      722  $1,699,435
                                            =========== ====================== ===========
                                            =           =          =           =





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.        Investments (continued)

               The amortized cost and fair value of the Company s investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at December 31, 1997 are summarized, by stated maturity, as follows:



                                                                        Available-for-Sale         Held to Maturity
                                    ------------------------  ------------------------

                                      Amortized                Amortized
                    Maturity            Cost      Fair Value     Cost      Fair Value
            ----------------------- ------------ ------------------------ ------------

            Due in one year or less $ 1,113,158  $ 1,119,245 $         -  $         -

            Due after one year
              through five years
                                      1,816,637    1,842,568     982,528    1,002,280

            Due after five years
              through ten years   .     125,188      125,195           -            -
            Due after twenty years      496,330      503,450           -            -
                                    ------------ ------------------------ ------------

                                    $ 3,551,313  $ 3,590,458 $   982,528  $ 1,002,280
                                    ============ ======================== ============

               The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders equity at the end of the respective year.

               At December 31, 1997 and 1996, the Company had $5.3 million and $5.0 million, respectively, in restricted investments (fixed maturity securities and short-term investments). Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements and funds held as required under statutory regulations by state insurance departments.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)

               Net investment income for the Company is comprised of the following:

                                              Year ended December 31
                                        ----------------------------------
                                                1997        1996       1995
                                         ----------- ----------- ----------
          Fixed maturity and equity
            securities  . . . . . . . . $   344,459 $   388,700 $  387,859
          Mortgage loans on real estate       4,105       4,613      4,658
          Short-term investments,
            including cash and cash
            equivalents . . . . . . . .      70,857      50,684     74,601
                                         ----------- ----------- ----------
                                            419,421     443,997    467,118
          Less investment expenses  . .     (11,371)    (40,078)   (69,738)
                                         ----------- ----------- ----------
          Net investment income . . . . $   408,050 $   403,919 $  397,380
                                         =========== =========== ==========


          Realized gain (loss) on
          available-for-sale
            securities:
            Fixed maturities  . . . . .           -           -    (10,984)
            Equity securities . . . . .     201,863     117,824    134,988
                                         ----------- ----------- ----------
          Net realized investment gains
          (losses)  . . . . . . . . . . $   201,863 $   117,824 $  124,004
                                         =========== =========== ==========





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          4.   Fair Value of Financial Instruments
               -----------------------------------

               The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                                 December 31, 1997
                                           -----------------------------
                                              Carrying
                                               Amount       Fair Value
                                           -------------- --------------
          Assets:
            Cash and cash equivalents,
            including short-term           $    2,127,523 $   2,127,523
             investments  . . . . . . . .
            Investments . . . . . . . . .       6,145,083     6,164,835
            Accounts receivable . . . . .       2,210,397     2,210,397

            Liabilities:
             Long-term debt   . . . . . .  $    1,418,520 $   1,418,520

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                    Cash  and  cash  equivalents,  short-term  investments,
               accounts receivable and long-term debt: The carrying amount reported in the balance sheet approximates its fair value.

                    Investments:  Fair values for fixed maturity securities
               are based on quoted market prices, where available, and are recognized in the balance sheet for available-for-sale securities. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          5.   Intangibles
               -----------

             Intangibles at December 31 are comprised of the following:

                                                     1997           1996
                                           --------------  -------------
            Purchased customer accounts    $   1,084,041   $  1,084,041
            Noncompete agreements . . . .        234,000        234,000
            Goodwill  . . . . . . . . . .        926,661        926,661
            Deferred state admission
             costs and other  . . . . . .        489,365        489,365
                                           -------------- --------------
                                               2,734,067      2,734,067
            Less accumulated amortization     (1,053,434)      (777,343)
                                           -------------- --------------
                                           $   1,680,633  $   1,956,724
                                           ============== ==============

            Amortization expense amounted to $275,169 in 1997, $306,175 in 1996 and $227,185 in 1995.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Reserve for Losses and Loss Adjustment Expenses

               The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 1997, 1996 and 1995, to the gross amounts reported in the Company s consolidated balance sheets:

                                                    December 31
                                        ----------------------------------
                                                1997       1996        1995
                                         ----------------------  ----------
          Liability for losses and LAE,
          net of reinsurance
            recoverable on unpaid
            losses, at beginning of     $   594,922 $1,052,547  $1,625,703
            year  . . . . . . . . . . .
          Provision for losses and LAE
            for claims occurring in the
            current year, net of
            reinsurance . . . . . . . .   1,743,117  1,008,640   1,486,546
          Increase (decrease) in
            estimated losses and LAE
            for claims occurring in
            prior years, net of
            reinsurance . . . . . . . .      49,000    662,000    (241,000)
                                         ----------------------  ----------
          Incurred losses during the
            current year, net of
            reinsurance . . . . . . . .   1,792,117  1,670,640   1,245,546
          Losses and LAE payments for
            claims, net of reinsurance,
            occurring during:
              The current year  . . . .     553,629    422,544     161,279
              Prior years . . . . . . .     440,479  1,705,721   1,657,423
                                         ----------------------  ----------
                                            994,108  2,128,265   1,818,702
                                         ----------------------  ----------
          Liability for losses and LAE,
            net of reinsurance
            recoverables on unpaid
            losses, at end of year  . .   1,392,931 $  594,922  $1,052,547
          Reinsurance recoverables on
            unpaid losses at end of
            year  . . . . . . . . . . .   1,157,369  1,396,874   1,299,257
                                         ----------------------  ----------





          Liability for losses and LAE,
            gross of reinsurance
            recoverables on unpaid
            losses, at end of year  . . $ 2,550,300 $1,991,796  $2,351,804
                                         ======================  ==========





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Reserve for Losses and Loss Adjustment Expenses (continued)
               -----------------------------------------------------------

               Cumberland experienced a $49,000 and $662,000 deficiency for losses and loss adjustment in 1997 and 1996, respectively, and experienced a redundancy of $241,000 in 1995, for losses incurred in prior years. The deficiency in 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected. The deficiency in 1996 is a result of additional claims expense on a 1993/94 pooling agreement. The redundancy in 1995 principally resulted from settling case basis reserves established in prior years for amounts less than expected.

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

          7.   Short-Term Borrowings
               ---------------------

               During 1995, the Company entered into a margin loan agreement with an investment firm which enabled the Company to borrow funds up to a percentage of the Company s invested funds ($518,000 at December 31, 1995). As of December 31, 1995, the
          Company had $406,607 outstanding under the agreement. As of December 31, 1995, the Company had preferred and common stocks with an estimated fair value of $1,160,500 on account with the investment firm. The loan bears interest at .75% to 2.50% above the investment firm's base rate (8.75% at December 31, 1996). For the year ended December 31, 1995 and 1996, the Company incurred interest expense of $28,612 and $27,389 respectively, under the terms of the agreement. During 1996, the Company paid off this margin loan.

               The 1996 weighted average interest rate for short-term borrowings was 8.5%.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          8.   Long-Term Debt
               --------------

               Long-term debt consists of the following:

                                               December 31   December 31
                                            ----------------------------

                                                      1997          1996
                                            ----------------------------
          Note payable due March 1, 2002         $377,077 $     423,265
          Note payable due June 30, 2010        1,041,443     1,110,000
                                            ----------------------------
                                               $1,418,520 $   1,533,265
                                            ============================

               Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 16), the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 8% through March 31, 1999 and 9% thereafter. Principal payments of $40,000 are due annually for three years beginning January 5, 1996. Principal payments of $11,104 are payable monthly beginning April 1, 1997.

               Maturities of notes payable to nonaffiliates for the five years succeeding December 31, 1997 are as follows:

               Year Ending December 31
          --------------------------------

                        1998                         $ 173,248

                        1999                           133,248
                        2000                           283,248

                        2001                           283,248

                        2002                           255,063





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          8.   Long-Term Debt (continued)
               --------------------------

               Term Note Due Affiliate
               -----------------------

               In 1992, CTI entered into a term note agreement with KC  for the outstanding amount of a debenture, including interest arrearage of $4,291,049. The term note was pari passi with the other debts of CCS, bearing interest at 10 percent of the unpaid principal and interest and was due on October 1, 2002. Interest and principal were due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes.

               Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the term note payable in the amount of $5,169,870 (including accrued interest).

          9.   Income Taxes
               ------------

               There was no income tax expense or benefit recognized in 1997, 1996 or 1995.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          9.   Income Taxes (continued)
               ------------------------

               A reconciliation of the federal statutory income tax rate applied to pre-tax income (loss) and the effective income tax benefit rate is as follows:

                                                1997        1996       1995
                                         ----------- ----------- ----------
             Federal statutory tax rate        34.0%     (34.0)%    (34.0)%
             State income taxes, net of
               federal income tax
               benefit  . . . . . . . .         3.9       (3.7)%     (4.4)
             Income exempt from
               taxation and dividend
               exclusions . . . . . . .        (7.2)     (10.1)      (8.5)
             Differences between income
               statement and tax return        69.3          -       10.7
             Utilization of NOL
               carryforwards  . . . . .      (110.1)      44.4       34.6
             Nondeductible expenses   .        10.1        3.4        1.6
                                         ----------- ----------- ----------
             Effective tax rate   . . .          -           -          -
                                         =========== =========== ==========

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company s deferred tax liabilities and assets are as follows:





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          9.   Income Taxes (continued)
               ------------------------

                                                    December 31

                                                      1997          1996
                                            ----------------------------
          Deferred tax liabilities:
            Deferred policy acquisition
             costs  . . . . . . . . . . .  $      305,836 $     239,022
            Losses and loss adjustment
             expenses   . . . . . . . . .               -        31,269
                                           -------------- --------------
          Total deferred tax liabilities          305,836       270,291
                                            ============================
          Deferred tax assets:
            Outside basis difference in
             investments  . . . . . . . .          40,620             -
            Amortization of intangibles            90,857        63,341
            Unearned premiums . . . . . .         321,557       140,143
            Losses and loss adjustment
             expenses   . . . . . . . . .          19,050             -
            Net operating loss
             carryforward   . . . . . . .         316,682       746,174
            Alternative minimum credit
             carryforward   . . . . . . .          15,555        15,555
            Other, net  . . . . . . . . .           8,931           347
                                            ----------------------------
                                                  813,252       965,560
            Less valuation allowance  . .        (507,416)     (695,269)
                                            ----------------------------
          Net deferred tax assets . . . .  $      305,836 $     270,291
                                            ============================

               The Company has net operating loss carryforwards as of December 31, 1997 of approximately $841,568 which generally expire in 2010 and 2011.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          10.  Statutory Accounting Practices and Regulatory Requirements
               ----------------------------------------------------------

               Statutory surplus and net income (loss), as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:

                                              Year Ended December 31
                                            1997        1996       1995
                                        ----------- ----------- ----------

          Statutory capital and surplus $ 5,044,527 $ 5,034,662 $ 5,134,923
          Net income (loss) . . . . . . $   959,304 $  (293,204)$   897,955

               CCS is domiciled in Florida and prepares its statutory-basis financial  statements  in  accordance  with  accounting practices prescribed  or permitted  by  the  Florida Insurance  Department.
           Prescribed  statutory  accounting practices include  state laws, regulations,  and  general administrative  rules,  as  well as  a variety of publications of the National Association of Insurance Commissioners ( NAIC ). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

               Under applicable state insurance statues, CCS must maintain minimum capital and surplus of $2,100,000 (as of December 31, 1997). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 1997, no dividends from CCS are available for payment to the Company without the prior approval of the Department of Insurance.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

               CCS also cedes reinsurance to other insurance companies. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer. The Company cedes on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $195,000 per principal. The Company continues to have exposure to risk for reinsurance ceded in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force.


                                 1997                        1996                        1995
                                            -------------------------    -------------------------   -------------------------
                                                 ---------------              ---------------             ---------------

                                              Written        Earned       Written        Earned        Written       Earned
                                            -----------   -----------   -----------    -----------   -----------   -----------
                                              -------       -------       -------        -------       -------       -------

                  Direct premiums . . .     $6,797,136     5,838,393      2,025,796     1,152,250       881,683       627,683

                  Assumed premiums  . .      1,189,689     1,381,264      2,890,050     3,083,787     4,341,649     4,944,125

                  Ceded premiums  . . .     (1,752,564)   (1,535,712)      (547,800)     (427,718)     (441,765)     (503,493)
                                            -----------   -----------    -----------   -----------   -----------   -----------
                                            -------       -------       -------       -------        -------       -------

                  Net premiums  . . . .     $6,234,261    $5,683,945    $ 4,368,046   $ 3,808,319    $4,781,567    $5,068,315
                                                 ======        ======         ======        ======        ======        ======

               During April 1994, CCS amended one of its reinsurance agreements to be retroactive for policies effective October 1, 1993. The agreement was previously effective beginning January 1, 1994. Under this agreement, CCS assumes 10% (effective April 1,
          1996), 12.5% (effective  April 1, 1995); 25% prior  to that date)





          of certain surety policies underwritten by the insurance company. For the years ended December 31, 1996 and 1995, CCS assumed earned premiums of approximately $2,600,000 and $4,372,000, respectively, under the terms of the agreement. The agreement expired April 1, 1997.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          11.  Reinsurance (continued)
               -----------------------

               Loss and loss adjustment expenses in 1997, 1996, and 1995 are summarized as follows:

                                                1997        1996       1995
                                         ----------- ----------- ----------
               Direct . . . . . . . . . $ 1,048,450 $   127,232 $   63,343
               Assumed  . . . . . . . .     741,351   1,587,890  1,184,953
               Ceded  . . . . . . . . .       2,316     (44,482)    (2,750)
                                         ----------- ----------- ----------
               Net losses and loss
                    adjustment expenses $ 1,792,117 $ 1,670,640 $1,245,546
                                         =========== =========== ==========

               The Company reported reinsurance recoverables on paid losses of $448,553 and $312,911 at 1997 and 1996, respectively.

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

          12.  Stock Option Plan
               -----------------

               CTI has 400,000 shares of its common stock reserved for issuance for the exercise of options to be granted under CTI s 1991 stock option plan (the Plan ). Options granted under the Plan, in general, expire no later than ten years from the date of grant.

               As a result of the Distribution, options were granted to certain individuals, which vest over five years from the date of the grant. At December 31, 1997, options to purchase 66,586 shares of the Company s common stock, at no cost to the holders, have been granted, all are currently exercisable. Effective October 1, 1992, the Company granted options to purchase 100,000 shares to its President at a price of $.125 per share. As of December 31, 1997, all of the options were exercisable.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          12.  Stock Option Plan (continued)
               -----------------------------

               Effective May 22, 1996, the Company granted options to purchase 20,000 shares to the President of "CCS" at a price of $.75 per share. As of December 31, 1997, 8,000 of the options were exercisable. The Company granted options on July 26, 1996 to purchase 2,500 shares to an employee at a price of $1.00 per share. As of December 31, 1997, 1,000 of the options were exercisable.

               The Company has elected to follow Accounting Principles Board of Opinion No 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," required use of option valuation models that were not developed for use in valuing employee stock options since no material amount of options have been awarded since the effective date of Statement 123, the effect of applying Statement No. 123's fair value method to the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported based on APB 25.

          13.  Employee Benefit Plan
               ---------------------

               On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual compensation. The Company's contributions to the plan totaled $9,367 and $7,288 in 1997 and 1996, respectively.

          14.  Supplemental Disclosure of Cash Flow Information
               ------------------------------------------------

               Interest paid in 1997, 1996 and 1995 for short-term borrowings was $0, $27,389 and $28,612, respectively. Interest paid in 1997, 1996 and 1995 for term notes due nonaffiliates was $124,928, $121,271 and $76,105, respectively. No income taxes were paid for the years ended December 31, 1997, 1996 and 1995.

          15.  Preferred Stock
               ---------------

               CTI  is authorized  to issue  1,000,000 shares  of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 1997.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

               The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been consummated as of those dates or of results which may occur in the future.

                                               Year Ended
                                              December 31
                                                  1995
                                            ----------------
                                              (Unaudited)

               Revenues . . . . . . . . .  $     6,960,343
               Net loss . . . . . . . . .  $      (341,347)
               Net loss per share . . . .  $          (.09)





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          17.  Year 2000 Issue (unaudited)
               ---------------------------

               The Company has developed an in-house surety administrative system BondPro . BondPro is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. BondPro is a window based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company s operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company s operations. There can be no assurance, however, that such problems will not arise.





                        SCHEDULE I - SUMMARY OF INVESTMENTS -
                      OTHER THAN INVESTMENTS IN RELATED PARTIES
                            CUMBERLAND TECHNOLOGIES, INC.
                                  DECEMBER 31, 1997
                     Column A             Column B    Column C   Column D
          ----------------------------- ----------- ----------- ----------

                                                                 Amount at
                                                                   Which
                                                                 Shown in
                                                                    the
                                                                  Balance
                Type of Investment          Cost       Value       Sheet
          ----------------------------- ----------- ----------- ----------

          Fixed maturity securities,
            available-for-sale:
             Bonds:

               United States Government
               and government agencies  $ 3,054,983 $ 3,087,009 $3,087,009
               State and municipalities     496,330     503,450    503,450
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .   3,551,313   3,590,459  3,590,459

          Equity securities, available-
          for-sale:
             Common stocks:

               Banks, trusts and
                insurance companies   .      30,000      28,000     28,000

               Industrial and
                miscellaneous   . . . .   1,401,727   1,498,783  1,498,783
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .   1,431,727   1,526,783  1,526,783
          Fixed maturity securities,
          held to maturity:

             Bonds:

               United States Government     982,528   1,002,280    982,528
                                         ----------- ----------- ----------

          Total . . . . . . . . . . . .     982,528   1,002,280    982,528
          Residential mortgage loan on
            real estate . . . . . . . .      45,314      45,314     45,314

          Short-term investments  . . .     323,993     323,993    323,993
                                         =========== =========== ==========





          Total investments . . . . . . $ 6,334,875 $ 6,488,829 $6,469,077
                                        ===========  =========== ==========





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.

                                                       December 31
                                               ---------------------------

             Condensed Balance                           1997          1996
                  Sheets                        ------------- -------------
          ----------------------

          Assets:
            Trade receivables                  $      21,835 $           -

           Accounts receivable
             from affiliates                               -        57,545

           Investment in wholly-
             owned subsidiaries                    2,385,867     1,698,281

           Other assets   . . .                       54,408        85,560
           Surplus debenture
             receivable from
             subsidiary   . . .                    4,763,854     4,866,979
                                                ------------- -------------

                                               $   7,225,964 $   6,708,365
                                                 ============ =============

          Liabilities:

           Accounts payable to
             affiliates   . . .                    1,213,207       863,430
           Accounts payable   .                        3,488        31,263
                                                ------------- -------------

                                                   1,216,695       894,693

          Stockholders' equity:

           Common stock   . . .                        5,763         5,763
           Other stockholders'
             equity   . . . . .                    6,003,506     5,807,909
                                                ------------- -------------

                                                   6,009,269     5,813,672
                                                ------------- -------------

                                               $   7,225,964 $   6,708,365
                                                ============= =============





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.
                                           Year Ended December 31
                                  -----------------------------------------

           Condensed Statements
               of Operations               1997          1996          1995
          ----------------------  ------------- ------------- -------------

          Management fees from
           wholly-owned
           subsidiaries   . . .  $      88,378 $      62,557 $           -
          Interest income from
           subsidiary   . . . .        271,875       300,000       300,000
                                  ------------- ------------- -------------

                                       360,253       362,557       300,000

          Costs and expenses:

           Selling and
             administrative
             expenses   . . . .        294,901       133,834       151,189
           Interest expense to
             affiliates   . . .              -       372,066       454,772
                                  ------------- ------------- -------------

                                       294,901       505,900       605,961
                                  ------------- ------------- -------------

          Income (loss) before
           income taxes and
           equity in net income
           (loss) of
           subsidiaries   . . .         65,352      (143,343)     (305,961)

          Federal and state
           income tax benefits               -             -             -
          Equity in net income
           (loss) of
           subsidiaries   . . .        105,168       439,401        77,751
                                  ------------- ------------- -------------

          Net income (loss) . .  $     170,520 $    (582,744)$    (228,210)
                                  ============= ============= =============





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.



                                                  Year Ended December 31
                                               ---------------------------

           Condensed Statements
               of Cash Flows          1997          1996          1995
          ---------------------- ------------- ------------- -------------

          Net cash provided by
           operating activities              -             -             -
                                  ------------- ------------- -------------
          Cash and cash
           equivalents,
           beginning of year                 -             -             -
                                  ------------- ------------- -------------

          Cash and cash
           equivalents, end of
           year   . . . . . . .              - $           - $           -
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





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


          Notes to Condensed Financial Statements
          ---------------------------------------

          1.    Organization   and   summary   of  significant   accounting
          policies
                ----------------------------------------------------------
          -

                Organization  -  Cumberland  Technologies,  Inc. ("CTI"  or
          "Cumberland"),   (f/k/a  Cumberland  Holdings,  Inc.)  a  Florida
          corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc. ( SG ), Surety Associates ( SA ), Official Notary Service of Texas, Inc. ("ONS") and Qualex Consulting Group, Inc. ("Qualex") (collectively together with Cumberland, the "Company." ) CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include direct surety and, to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. SG, a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates, a South Carolina corporation, purchased by Cumberland in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services.

                For the years ended December 31, 1997 and 1996, CTI charged its subsidiaries excluding CCS, a management fee. No fee was charged for the year ended December 31, 1995.

          2. Basis of Presentation - In the parent-company-only financial statements, the Company s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company s consolidated financial statements.





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


                Investment in subsidiaries at December 31, 1997 and 1996 include the net unrealized appreciation in available-for-sale securities held by CCS, of $134,201 and $99,676 as of December 31, 1997 and 1996, respectively. These amounts have been included in the CTI other stockholders equity amounts.

          3.    Surplus Debenture Receivable from Subsidiary
                --------------------------------------------

             In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1997, no payments could be made under the terms of the debenture.





                    SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                            CUMBERLAND TECHNOLOGIES, INC.


                                            Additions
                                              ---------------------

                                    Balance at Charged to Charged to           Balance at
                                     Beginning  Costs and   Other                End of
                  Description        of Period  Expenses   Accounts  Deductions  Period
            ----------------------- ---------- ---------- ---------- --------------------

            For the year ended
              December 31, 1995:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful accounts $       0  $  67,209          0 $        0 $   67,209
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                  valuation
                  allowance . . . .   356,835     79,952          0   62,638(2)   374,149
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1996:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful accounts    67,209          0          0     67,209          0
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                  valuation
                  allowance . . . .   374,149    321,120          0          0    695,269
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1997:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful accounts         0    113,120                          113,120
                                    ========== ========== ========== ========== ==========






               Deferred income tax
                  valuation
                  allowance . . . . $ 695,269  $          $         $  187,853 $  507,416
                                    ========== ========== ========== ========== ==========





            EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                            CUMBERLAND TECHNOLOGIES, INC.


                                              Year Ended December 31

                                                1997        1996       1995
                                         ----------- ----------- ----------

          Average shares outstanding  .   5,449,518   4,026,655  3,824,494
          Net effect of dilutive stock
           options  . . . . . . . . . .           -           -          -
                                         ----------- ----------- ----------

          Totals  . . . . . . . . . . .   5,449,518   4,026,655  3,824,494
                                         =========== =========== ==========

          Net gain (loss) . . . . . . . $   170,520 $  (582,744)$ (228,210)
                                         =========== =========== ==========

          Earnings (loss) per share
           amount   . . . . . . . . . . $       .03 $      (.14)$     (.06)
                                         =========== =========== ==========





                     EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.


          As  of   December  31,  1997,  the   subsidiaries  of  Cumberland
          Technologies, Inc. were as follows:

             - Surety Specialists, Inc.

             - Cumberland Casualty & Surety Company

             - Official Notary Service of Texas, Inc.

             - Qualex Consulting Group, Inc.

             - Surety Group, Inc.

             - Associates Acquisition Corp. d/b/a Surety Associates, Inc.