Form 10-Q
period 1998-03-31
CUMBERLAND TECHNOLOGIES INC
filed 1998-05-19
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1998.

                                          OR

          [  ] Transition Report  Pursuant to  Section 13 or  15(d) of  the
               Securities Exchange Act of 1934
                    For  the   transition  period   from  to   ________  to
          _________.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Florida                  59-3094503
          ---------------------------   -----------------------------------
          --
          (State or other jurisdiction  (I.R.S.   Employer   Identification
          No.)
               of incorporation)

          4311 West Waters Avenue,
          Suite 501, Tampa, Florida                         33614
          --------------------------------------          -----------------
          ---
          (Address of principal executive office)          (Zip Code)

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

                  Applicable Only to Issuers Involved in Bankruptcy





                     Proceedings During the Preceding Five Years





          Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes  [X]       No   [  ]

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 1998 was 5,449,458 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION

                    Item 1. Condensed consolidated balance sheets at March 31, 1998 and December 31, 1997 . . 1-2

                              Condensed consolidated statements
                                   of operations for the three
                                   months ended March 31, 1998
                                   and March 31, 1997.  . . . . . . . . . 3

                              Condensed consolidated statements
                                   of cash flows for the three months
                                   ended March 31, 1998 and 1997  . . . . 4

                              Notes to condensed consolidated
                                   financial statements . . . . . . . . 5-8

                    Item 2.   Management's Discussion and Analysis
                                   of financial condition and
                                   results of operations  . . . . . .  9-10


          PART II   OTHER INFORMATION

                    Item 1.   Legal proceedings . . . . . . . . . . . .  11

                    Item 2.   Changes in securities . . . . . . . . . .  11

                    Item 3.   Defaults upon senior securities . . . . .  11

                    Item 4.   Submission of matters to a vote
                                   of security holders  . . . . . . . .  11

                    Item 5.   Other information . . . . . . . . . . . .  11

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  11

                              Signatures  . . . . . . . . . . . . . . .  12





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION
                            ------------------------------


          Item 1.   FINANCIAL STATEMENTS


                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31,    December 31,
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)
           ASSETS
           ------

           Investments:
              Securities available-for-
                sale at fair value:
                Fixed maturities . . . . . $    2,861,233 $   3,590,458
                Equity securities  . . . .      1,615,579     1,526,783
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .        983,044       982,528
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         45,228        45,314
              Short-term investments   . .        323,993       323,993
                                            ----------------------------
                Total investments  . . . .      5,829,077     6,469,076

           Cash and cash equivalents . . .      3,137,415     1,803,530
           Accrued investment income . . .         71,157        82,821

           Reinsurance recoverable . . . .      1,630,815     2,016,756

           Accounts receivable:
              Trade less allowances for
                doubtful accounts of
                $113,120 at March 31, 1998
                and December 31, 1997  . .      1,089,820     1,307,216
              Affiliate  . . . . . . . . .        727,038       903,181
           Deferred policy acquisition
              costs  . . . . . . . . . . .        993,696       812,745
           Intangibles, net  . . . . . . .      1,614,606     1,680,633
           Other assets  . . . . . . . . .        252,225       245,425
                                            ----------------------------
                                           $   15,345,849 $  15,321,383
                                            ============================
              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31     December 31,
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
             EQUITY
          --------------------------------

          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    2,366,196 $   2,550,300
             Unearned premiums  . . . . .       3,042,649     2,629,282
          Ceded reinsurance payable . . .       1,899,257     2,459,173
          Accounts payable and other
             liabilities  . . . . . . . .         309,619       254,839
          Long-term debt  . . . . . . . .       1,370,612     1,418,520
                                            ----------------------------
               Total liabilities  . . . .       8,988,333     9,312,114
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000
               shares authorized, no
               shares issued  . . . . . .               -            -
             Common stock, $.001 par
               value; 10,000,000 shares
               authorized, 5,763,070
               shares issued at March 31,
               1998 and December 31, 1997
               respectively . . . . . . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .         161,956       134,201
             Accumulated deficit  . . . .        (772,925)   (1,093,417)
                                            ----------------------------
                                                6,607,735     6,259,488
             Less treasury stock, at cost,
               313,612 shares at March 31,
               1998 and December 31, 1997        (250,219)     (250,219)
                                            ----------------------------
             Total stockholders' equity         6,357,516     6,009,269
                                            ----------------------------
                                           $   15,345,849 $  15,321,383
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended March 31,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .       1,802,610       671,117
             Reinsurance premiums assumed         383,390       182,010
             Less reinsurance ceded   . .        (447,542)      (74,131)
                                            ----------------------------
             Net premium income   . . . .       1,738,458       778,996

             Net investment income  . . .          97,993        94,151
             Net realized investment gains         66,177        45,483
             Other income:
               Affiliates . . . . . . . .          51,380        84,807
               Nonaffiliates  . . . . . .         173,494       240,904
                                            ----------------------------
                                                2,127,502     1,244,341
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .         352,420       292,280
             Amortization of deferred
               policy acquisition costs           365,460       198,020
             Operating expenses   . . . .       1,059,224     1,013,737
             Interest expense   . . . . .          29,906        29,804
                                            ----------------------------
                                                1,807,010     1,533,841
                                            ----------------------------
          Income (loss) before income
             taxes  . . . . . . . . . . .         320,492      (289,500)
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      320,492 $    (289,500)
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       5,449,458     5,449,702
                                            ============================
          Net income (loss) per share . .  $          .06 $        (.05)
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          Net income (loss) . . . . . . .  $      320,492 $    (289,500)
          Adjustments to reconcile net
             income (loss) to net cash
             (used in) provided by
             operating activities:
              Amortization/accretion of
               investment premiums and
               discounts  . . . . . . . .            (269)         (837)
              Policy acquisition costs
               amortized  . . . . . . . .        (365,460)     (448,157)
              Policy acquisition costs
               deferred . . . . . . . . .         184,509       341,151
              Depreciation and
               amortization . . . . . . .          66,027        71,169
              Net realized (gain) on sales
               of investments . . . . . .         (66,177)      (45,483)
              Accrued interest on term
               notes, net . . . . . . . .          29,906        29,803
              (Increase) decrease in:
                Accrued investment income          11,664        14,005
                Reinsurance recoverable           385,941        58,524
                Trade receivables   . . .         217,396        97,415
                Other assets  . . . . . .          (6,800)      198,020
              Increase (decrease) in:
               Policy liabilities and
                accruals  . . . . . . . .         229,263       481,923
               Ceded reinsurance payable         (559,916)      (10,193)
               Accounts payable and other
                liabilities   . . . . . .          54,780      (309,192)
                                            ----------------------------
          Net cash provided by
              operating activities  . . .         501,356       188,648


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            Three Months Ended March 31,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Investing activities:
          Securities available-for-sale :
             Sales - fixed maturities   .         725,000       125,000
             Purchases - equities   . . .      (1,239,600)     (940,931)
             Sales - equities   . . . . .       1,248,715       964,882
          Securities held-to-maturity:
           Purchases  . . . . . . . . . .               -      (575,875)
           Maturities   . . . . . . . . .                       975,344
          Proceeds from sales and
           maturities of investments  . .              86            -
          Net advances to (from)
           affiliates   . . . . . . . . .         176,143      (146,720)
                                            ----------------------------
          Net cash provided by
           investing activities   . . . .         910,344       401,700
          Financing activities:
          Purchases of treasury stock . .               -        (9,448)
          Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . . . .         (77,815)      (61,399)
                                            ----------------------------
          Net cash (used in) financing
           activities   . . . . . . . . .         (77,815)      (70,847)
                                            ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .       1,333,885       519,501
          Cash and cash equivalents,
           beginning of period  . . . . .       2,127,523       993,069
                                            ----------------------------
          Cash and cash equivalents, end
           of period  . . . . . . . . . .  $    3,461,408 $   1,512,570
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    MARCH 31, 1998


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization - Cumberland Holdings, Inc. ("CHI"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty sureties and performance and payment bonds for contractors. The surety services provided include direct surety, and to a lesser extent, reinsurance. SSI, a Florida corporation formed in August
               1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates
               (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the "Company."

               Principles of Consolidation - The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

               Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CTI and subsidiaries that materially affect the financial statements are summarized in this note.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          1.   Summary of Significant Accounting Policies (continued)
               ------------------------------------------------------

               Reclassifications -   Certain amounts in  the 1997 financial
               statements have been reclassified to conform to the 1998 financial statement presentations.

          2.   Net Income Per Share
               --------------------

               Net income per share for the three months ended March 31, 1998 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

          3.    Term Note Due Affiliate
                -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1997, no amounts could be paid by CCS to CTI under the terms of the debenture.

               On  April 1, 1997,  CTI, forgave $375,000  of its $3,000,000
               surplus  debenture due to CCS.   As a  result, CCS increased
               paid in capital by $375,000.

               In addition, in 1992, CTI entered into a term note agreement with KC for the outstanding amount of the debenture, including interest arrearage $4,291,049. The term note was pari passi with the other debts of CCS, bearing interest at 10 percent of the unpaid principal and interest and was due on October 1, 2002. Interest and principal were due quarterly with minimum payments equal to one half of net earnings before interest and federal income taxes.

               Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.)
               in exchange for surrender of the Company's term note payable in the amount of $5,169,870 (including accrued interest).





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

          5.   Intangibles
               -----------

               Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired ("Goodwill"). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Goodwill is being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

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

               Accounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying consolidated financial statements.

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

               The effects of the acquired assets have been excluded from the accompanying consolidated statements of cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           10.  Year 2000
                ---------

                The Company has developed an in-house surety administrative system "BondPro". BondPro is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. BondPro is a window based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (year
                2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company s operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company s operations. There can be no assurance, however, that such problems will not arise.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------

                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,000,000 at March 31, 1998, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $11,000,000 in 1998 in addition to the amount earned in 1997. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At March 31, 1998, the Company s $15,354,849 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 59 percent in cash and investments (including accrued investment income), 22 percent in receivables and reinsurance recoverables, 17 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash used in operating activities was $501,356 and $188,648 for the three months ended March 31, 1998 and 1997, respectively. Net cash provided in operating activities during 1998 is attributed to a net increase in reinsurance recoverables and trade receivables, which is offset by a decrease in policy liabilities, ceded reinsurance payable and policy acquisition costs, net of amounts deferred. In 1997 the cash used in operating activities was primarily attributable to a net increase in policy liabilities which was offset by policy acquisition costs and a net increase in trade receivables and other assets.

               Net  cash (used  in)  provided by  investing activities  was
          $910,344 and $401,700 for the three months ended March 31, 1998, and 1997, respectively. Investing activities consist of purchases and sales and maturities of investments.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------

                     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
                      ------------------------------------------

               KC and Cumberland entered into a term note agreement evidencing the balance of the surplus debenture which was due KC from CCS. The surplus debenture, as well as all accrued interest, has been assigned to Cumberland.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ----------------------------------------------

                                RESULTS OF OPERATIONS
                                ---------------------

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------------

               During the three months ended March 31, 1998, net premium income totaled $1,738,458 representing an increase of 123 percent from that of the same period in 1997 ($778,996). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first three months of 1998 as compared to the same period during 1997, direct premiums increased $1,131,493 (169%) and net assumed and ceded premiums changes were $172,031 or 159%.

               Net investment income for the first quarter of 1998 as compared to the same period during 1997 reflect no significant changes. Net realized gains during 1998 were $20,700 higher than realized gains for the same period of 1997. Other income decreased by $100,800 during the first three months of 1998 when compared to 1997. The decrease is attributable to the Company s market focus of direct premium writings for CCS. As a result, subsidiary company s earnings attributed to income earned in other markets have decreased.

               During the three months ended March 31, 1998 and 1997, benefits and claims expenses increased to $352,420 from $292,280. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $60,140 is consistent with the flow of premiums when comparing the first quarter of 1998 to the same period of 1997.

               During  the   three  months   ended  March  31,   1998,  the
          amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

               Operating expenses remained consistent during the three months ended March 31, 1998 when compared to the three months ended March 31, 1997.

               Net interest expense in 1998 remained consistent when compared to the same period during 1997. Interest expense represents amounts incurred on the notes payable to affiliates (See Note 4).





                             PART II - OTHER INFORMATION
                             ---------------------------

          Item 1.             Legal proceedings
                              -----------------

                              None

          Item 2.             Changed in securities
                              ---------------------

                              None

          Item 3.             Defaults upon senior securities
                              -------------------------------

                              None

          Item 4.             Submission of matters to a vote of security
                              holders
                              -------------------------------------------


                              None

          Item 5.             Other information

                              None

          Item 6.             Exhibits and reports on Form 8-K
                              --------------------------------

                              (a)  None

                                   Exhibit 27 - Financial Data Schedule
                                   (for SEC use only)

                              (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





                                      SIGNATURES
                                      ----------


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CUMBERLAND TECHNOLOGIES, INC.


           Date: May 19, 1998              By:    /s/Joseph M. Williams
           ------------------------------  ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)


           Date: May 19, 1998              By:    /s/Carol S. Black
           ------------------------------  ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)