Form 10-Q
period 1998-06-30
CUMBERLAND TECHNOLOGIES INC
filed 1998-08-18
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                      -----------------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1998.

                                          OR

          [  ] Transition Report  Pursuant to  Section 13 or  15(d) of  the
               Securities Exchange Act of 1934
                    For    the    transition   period    from   _________to
          ____________.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Florida                  59-3094503
          ---------------------------   -----------------------------------
          --
          (State or other jurisdiction  (I.R.S.   Employer   Identification
          No.)
               of incorporation)

          4311 West Waters Avenue,
          Suite 501, Tampa, Florida                         33614
          -------------------------------------           -----------------
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

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 1998 was 5,449,458 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION

                    Item 1.   Condensed consolidated balance sheets
                                 at June 30, 1998
                                 and December 31, 1997  . . . . . . . . 1-2

                              Condensed consolidated statements
                                 of operations for the six months ended
                                 June 30, 1998 and June 30, 1997. . . . . 3

                              Condensed consolidated statements
                                 of operations for the three months ended
                                 June 30, 1998 and June 30, 1997. . . . . 4

                              Condensed consolidated statements of
                                 cash flows for the six months ended
                                 June 30, 1998 and 1997 . . . . . . . . . 5

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

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  13

                              Signatures  . . . . . . . . . . . . . . .  14





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION
                            ------------------------------


          Item 1.   FINANCIAL STATEMENTS


                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,     December 31,
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
                sale at fair value:
                Fixed maturities . . . . . $    2,525,200 $   3,590,458
                Equity securities  . . . .      1,356,475     1,526,783
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .        859,599       982,528
              Residential mortgage loan on
                real estate, at
                unpaid principal . . . . .         44,966        45,314
                                                  423,993       323,993
           Short-term investments  . . . .  ----------------------------
                Total investments  . . . .      5,210,233     6,469,076

           Cash and cash equivalents . . .      2,284,720     1,803,530
           Accrued investment income . . .         53,595        82,821

           Reinsurance recoverable . . . .      1,694,432     2,016,756

           Accounts receivable:
              Trade less allowances for
                doubtful accounts of
                $113,120 at June 30, 1998
                and December 31, 1997  . .      1,919,300     1,307,216
              Affiliate  . . . . . . . . .        836,653       903,181
           Deferred policy acquisition
              costs  . . . . . . . . . . .      1,165,367       812,745
           Intangibles, net  . . . . . . .      1,554,134     1,680,633
           Other assets  . . . . . . . . .        228,770       245,425
                                            ----------------------------
                                           $   14,947,204 $  15,321,383
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30     December 31,
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
             EQUITY
          --------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    2,502,383 $   2,550,300
             Unearned premiums  . . . . .       3,524,717     2,629,282
          Ceded reinsurance payable . . .         627,349     2,459,173
          Accounts payable and other              434,316       254,839
             liabilities  . . . . . . . .
          Long-term debt  . . . . . . . .       1,353,564     1,418,520
                                            ----------------------------
               Total liabilities  . . . .       8,442,329     9,312,114
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000
               shares authorized, no
               shares issued  . . . . . .               -            -
             Common stock, $.001 par
               value; 10,000,000
               shares authorized,
               5,763,070 shares issued at
               June 30, 1998 and December
               31, 1997 respectively  . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Net unrealized appreciation
               of available-for-sale
               securities . . . . . . . .         (16,954)      134,201
             Accumulated deficit  . . . .        (446,657)   (1,093,418)
                                            ----------------------------
                                                6,755,093     6,259,487
             Less treasury stock, at cost,
               313,612 shares at June 30,
               1998 and December 31, 1997        (250,218)     (250,218)
                                            ----------------------------
             Total stockholders' equity         6,504,875     6,009,269
                                            ----------------------------
                                           $   14,947,204 $  15,321,383
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Six Months Ended June 30,
                                           -----------------------------
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .       3,922,511     1,553,645
             Reinsurance premiums assumed         488,968       190,569
             Less reinsurance ceded   . .        (838,559)     (217,604)
                                            ----------------------------
             Net premium income   . . . .       3,572,920     1,526,610

             Net investment income  . . .         213,144       197,864
             Net realized investment gains        170,318        79,477
             Other income:
               Affiliates . . . . . . . .         126,862       244,605
               Nonaffiliates  . . . . . .         428,048       322,062
                                            ----------------------------
                                                4,511,292     2,370,618
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .         880,956       420,059
             Amortization of deferred
               policy acquisition costs .         757,907       217,632
             Operating expenses   . . . .       2,166,046     1,991,431
             Interest expense   . . . . .          59,622        61,911
                                            ----------------------------
                                                3,864,531     2,691,033
                                            ----------------------------
          Income (loss) before income
             taxes  . . . . . . . . . . .         646,761      (320,415)
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      646,761 $    (320,415)
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       5,449,458     4,131,225
                                            ============================
          Net income (loss) per share . .  $          .12 $        (.08)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended June 30,
                                           -----------------------------
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .       2,119,901       882,528
             Reinsurance premiums assumed         105,578         8,559
             Less reinsurance ceded   . .        (391,017)     (143,473)
                                            ----------------------------
             Net premium income   . . . .       1,834,462       747,614

             Net investment income  . . .         115,151       103,713
             Net realized investment gains        104,141        33,994
             Other income:
               Affiliates . . . . . . . .          75,482       140,544
               Nonaffiliates  . . . . . .         254,554       169,317
                                            ----------------------------
                                                2,383,790     1,195,182
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .         528,536       127,779
             Amortization of deferred
               policy acquisition costs           392,447        88,517
             Operating expenses   . . . .       1,106,824       977,694
             Interest expense   . . . . .          29,715        32,107
                                            ----------------------------
                                                2,057,522     1,226,097
                                            ----------------------------
          Income (loss) before income
             taxes  . . . . . . . . . . .         326,268       (30,915)
          Income taxes (benefit)  . . . .               -             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      326,368 $     (30,915)
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       5,449,458     4,131,225
                                            ============================
          Net income (loss) per share . .  $          .06 $        (.01)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six Months Ended June 30,
                                           -----------------------------
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          Net income (loss) . . . . . . .  $      646,761 $    (320,415)
          Adjustments to reconcile net
             income (loss) to net cash
             (used in) provided by
             operating activities:
              Amortization/accretion of
                investment premiums and
                discounts . . . . . . . .            (289)       (1,641)
              Policy acquisition costs
                amortized . . . . . . . .        (757,907)     (885,415)
              Policy acquisition costs
                deferred  . . . . . . . .         352,622       553,055
              Depreciation and
                amortization  . . . . . .         126,499       138,483
              Net realized (gain) on sales
                of investments  . . . . .        (170,318)      (79,477)
              Accrued interest on term
                notes, net  . . . . . . .          59,622        61,911
              (Increase) decrease in:
                Accrued investment income          29,226        11,906
                Reinsurance recoverable           322,324      (210,808)
                Trade receivables   . . .        (612,084)     (905,233)
                Other assets  . . . . . .          16,655       193,678
              Increase (decrease) in:
                Policy liabilities and
                    accruals  . . . . . .         900,181     1,291,912
                Ceded reinsurance payable      (1,831,824)            -
                Accounts payable and other
                  liabilities . . . . . .         179,476       468,884
                                            ----------------------------
          Net cash (used in) provided by
              operating activities  . . .        (739,056)      316,840


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             Six Months Ended June 30,
                                           -----------------------------
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Investing activities:
          Securities available-for-sale :
             Purchases - fixed maturities        (842,319)     (736,063)
             Sales - fixed maturities   .       1,787,151       599,039
             Purchases - equities   . . .      (1,846,235)   (2,057,018)
             Sales - equities   . . . . .       2,152,210     1,956,312
          Securities held-to-maturity:
           Purchases  . . . . . . . . . .                      (299,483)
           Maturities   . . . . . . . . .         127,140       725,000
           Purchase - short-term
             investment   . . . . . . . .        (100,000)            -
          Proceeds from sales and
             maturities of investments                348           464
          Net advances to (from)
           affiliates   . . . . . . . . .          66,528      (257,855)
                                            ----------------------------
          Net cash (used in) provided by
           investing activities   . . . .       1,344,823       (69,604)
          Financing activities:
          Purchases of treasury stock . .               -        (9,448)
          Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . . . .        (124,577)     (116,211)
                                            ----------------------------
          Net cash (used in) provided by         (124,577)     (125,659)
           financing activities   . . . .   ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .         481,190       121,577
          Cash and cash equivalents,
           beginning of period  . . . . .       1,803,530       993,069
                                            ----------------------------
          Cash and cash equivalents, end
           of period  . . . . . . . . . .  $    2,284,720 $   1,114,646
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    JUNE 30, 1998


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization - Cumberland Holdings, Inc. ("CHI"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through five of its six subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty sureties and performance and payment bonds for contractors. The surety services provided include direct surety, and to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates
               (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the "Company."

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

          2.   Net Income Per Share
               --------------------

               Net income per share for the six months ended June 30, 1998 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

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





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          4.   Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995 (see Note 9), the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 8% through June 30, 1999 and 9% thereafter. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.

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

          7.   Unearned Premiums
               -----------------

               Unearned premiums are calculated  using the monthly pro rata
               basis  for  miscellaneous  bonds   and  completion  date  or
               anticipated contract completion date for contract bonds.





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





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,100,000 at June 30, 1998. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $9,500,000 in 1998 in addition to the amount earned in 1997. The primary sources of liquidity for the Company are funds generated from surety pre-miums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At June 30, 1998, the Company s $14,947,204 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 50 percent in cash and investments (including accrued investment income), 30 percent in receivables and reinsurance recoverables, 18 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net  cash (used  in)  provided by  operating activities  was
          ($739,056) and $316,840 for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash used in operating activities during 1998 is attributed to a decrease in ceded reinsurance payables, reinsurance recoverables and an increase trade receivables, which is offset by an increase in policy and other liabilities and deferred policy acquisition costs. In 1997 the cash used in operating activities was primarily attributable to a net increase in policy and other liabilities which was offset by policy acquisition costs net of amortization and a net increase in trade and reinsurance receivables.

               Net  cash (used  in)  provided by  investing activities  was
          $1,344,823 and ($69,604) for the six months ended June 30, 1998, and 1997, respectively. Investing activities consist of purchases and sales and maturities of investments.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ----------------------

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------------

               During the six months ended June 30, 1998, net premium income totaled $3,572,920 representing an increase of 134 percent from that of the same period in 1997 ($1,526,610). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first six months of 1998 as compared to the same period during 1997, direct premiums increased $2,368,866 (152%); assumed premiums increased $298,400 (157%) and ceded premiums increased $620,955 or 285%. The increase in the assumption premiums are a result of alliances the Company has entered into through their direct written premiums program. The increase in ceded premiums has a direct correlation to the direct premium written and the association to Excess of Loss treaties on these premiums.

               Net investment income for the second quarter of 1998 as compared to the same period during 1997 reflect no significant changes. Net realized gains during 1998 were $90,841 higher than realized gains for the same period of 1997. Realized gains result from the disposal of common stock.

               Other income was $554,910 during the six months ended June 30, 1998 as compared to $566,667 for the same period during 1997. Other income represents non-insurance company related earnings of the Company's subsidiaries.

               During the six months ended June 30, 1998 and 1997, benefits and claims expenses increased to $880,956 from $420,059, an increase of 110 percent. Incurred claims expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $460,897 is consistent with the flow of premiums, representing approximately 20 to 25 percent of net premium, when comparing the benefit and claims expense for the second quarter of 1998 to the same period of 1997.

               During the six months ended June 30, 1998, the amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned. Deferred policy acquisition costs average approximately 20 percent of direct earned premiums.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ----------------------

          COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (CONTINUED)
          -----------------------------------------------------------------

               Operating expenses increased $112,144 (5.6%) during the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 and is attributed to the Company s growth. The increase of 78 percent in written premiums compared to the 6 percent increase in operating expenses reflect the economies-of-scale achieved through use of the Company's BondPro automated bond issuance program.

               Net  interest  expense  in  1998  remained  consistent  when compared to the same period during 1997. Interest expense represents amounts incurred on the notes payable to affiliates (See Note 4).

               The Company has recorded no income tax expense due to the tax loss carry-forward of approximately $841,568 which will begin to expire in year 2010 and 2011.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ----------------------

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               -------------------------------------------------------

               During the three months ended June 30, 1998, net premium income totaled $1,834,462 representing an increase of 145 percent from that of the same period in 1997 ($747,614). The increase is due primarily to the increase in the amount of direct premiums written and earned.

               During the three months ended June 30, 1998, net investment income remained level while net capital gains on disposal of common stock increased $70,147 or 206% from that earned during the same period in 1997.

               During the three months ended June 30, 1998, other income remained consistent when compared to the same period during 1997.

               During the three months ended June 30, 1998, benefits and claims expenses increased to $528,536 from $127,779 from that of the same period in 1997. The increase is due primarily to an increase in benefits and claims associated with the increase in direct premiums written and earned.

               During   the  three   months  ended   June  30,   1998,  the
          amortization of deferred policy acquisition costs increased $303,930 (343%) when compared to the same period during 1997. The increase is attributed to the increase in net premiums earned.

               During the three months ended June 30, 1998, operating expenses increased $129,130 or 13 percent when compared to the three months ended June 30, 1997. The increase is attributed to operating expenses associated with the Company s growth.

               Net interest expense remained consistent when compared to the same period during 1997.

               Net gain from operations for the three months ended June 30, 1998 was $326,268 as compared to a net loss of ($30,915) for the same period during 1997, an increase of $357,183 or 1,153 percent. The net gain is a result of the Company s growth in the direct premium surety market. Operating expenses increased 13 percent compared to a 65 percent increase in written premium reflecting economies-of-scale achieved through automation in processing the Company's insurance activity.





                             PART II - OTHER INFORMATION
                             ---------------------------


          Item 1.   Legal proceedings
                    -----------------

                    None

          Item 2.   Changed in securities
                    ---------------------

                    None

          Item 3.   Defaults upon senior securities
                    -------------------------------

                    None

          Item 4.   Submission of matters to a vote of security holders
                    ---------------------------------------------------

                    None

          Item 5.   Other information
                    -----------------

                    None

          Item 6.   Exhibits and reports on Form 8-K
                    --------------------------------

                    (a)   None

                          Exhibit 27 - Financial Data Schedule
                          (for SEC use only)

                          Exhibit 27.2 - Financial Data Schedule
                          (for SEC use only) (1997 restated)

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


           Date: August 18, 1998           By:    /s/Joseph M. Williams
           ------------------------------  ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)


           Date: August 18, 1998           By:    /s/Carol S. Black
           ------------------------------  ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)