Form 10-Q
period 1998-09-30
CUMBERLAND TECHNOLOGIES INC
filed 1998-11-20
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                          ----------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1998.

                                          OR

          [  ] Transition Report  Pursuant to  Section 13 or  15(d) of  the
               Securities Exchange Act of 1934
                    For the transition period from          to
                                                  ---------      ---------.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Florida                       59-3094503
          -----------------------------------------------------------------
          (State or other jurisdiction       (I.R.S.               Employer
          Identification
               of corporation)                    No.)

          4311 West Waters Avenue,
          Suite 501, Tampa, Florida          33614
          -----------------------------------------------------------------
          (Address of principal              (Zip Code)
            executive office)

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

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 1998 was 5,444,958 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX
                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION
          -------------------------------

                    Item 1.   Condensed consolidated balance sheets
                    -------      at September 30, 1998 and
                                 December 31, 1997  . . . . . . . . . . 1-2

                              Condensed consolidated statements
                                 of operations for the nine months
                                 ended September 30, 1998
                                 and September 30, 1997.  . . . . . . . . 3

                              Condensed consolidated statements
                                 of operations for the three
                                 months ended September 30, 1998
                                 and September 30, 1997.  . . . . . . . . 4

                              Condensed consolidated statements
                                 of cash flows for the
                                 nine months ended September 30, 1998
                                 and 1997 . . . . . . . . . . . . . . . . 5

                              Notes to condensed consolidated
                                 financial statements . . . . . . . .  6-11

                    Item 2.   Management's Discussion and Analysis
                    -------      of financial condition and
                                 results of operations  . . . . . . . 12-14

          PART II   OTHER INFORMATION
          ---------------------------

                    Item 1.   Legal proceedings . . . . . . . . . . . .  15

                    Item 2.   Changes in securities . . . . . . . . . .  15

                    Item 3.   Defaults upon senior securities . . . . .  15

                    Item 4.   Submission of matters to a vote
                                 of security holders  . . . . . . . . .  15

                    Item 5.   Other information . . . . . . . . . . . .  15

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  15

                              Signatures  . . . . . . . . . . . . . . .  16





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION
                            ------------------------------

          Item 1.   FINANCIAL STATEMENTS
          -------   --------------------

                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,  December 31,
                                                1998           1997
                                           -------------  --------------
                                             (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    2,162,507 $   3,590,458
                Equity securities  . . . .        377,450     1,526,783
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .        860,050       982,528
              Residential mortgage loan
                on real estate, at
                unpaid principal . . . . .         44,699        45,314
              Short-term investments   . .        423,993       323,993
                                            ----------------------------
                Total investments  . . . .      3,868,699     6,469,076

           Cash and cash equivalents . . .      3,073,318     1,803,530
           Accrued investment income . . .         68,814        82,821

           Reinsurance recoverable . . . .      1,701,813     2,016,756

           Accounts receivable:
              Trade less allowances for
                doubtful accounts of
                $113,120 at September 30,
                1998 and December 31, 1997      2,608,804     1,307,216
              Affiliate  . . . . . . . . .        946,686       903,181
           Deferred policy acquisition
              costs  . . . . . . . . . . .      1,249,726       812,745
           Intangibles, net  . . . . . . .      1,504,830     1,680,633
           Other assets  . . . . . . . . .        240,934       245,425
                                            ----------------------------
                                           $   15,263,624 $  15,321,383
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30   December 31,
                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
             EQUITY
          --------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustments
               expenses . . . . . . . . .  $    2,518,586 $   2,550,300
             Unearned premiums  . . . . .       3,774,788     2,629,282
          Reinsurance payable . . . . . .       1,244,395     2,459,173
          Accounts payable and other
             liabilities  . . . . . . . .         750,468       254,839
          Income tax payable  . . . . . .         120,000             -
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,342,205     1,418,520
                                            ----------------------------
               Total liabilities  . . . .       9,750,442     9,312,114
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000
               shares authorized, no
               shares issued  . . . . . .               -            -
             Common stock, $.001 par
               value; 10,000,000
               shares authorized,
               5,763,070 shares issued at
               September 30, 1998 and
               December 31, 1997
               respectively . . . . . . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Accumulated other
               comprehensive income . . .        (965,355)      134,201
             Accumulated deficit  . . . .        (476,449)   (1,093,418)
                                            ----------------------------
                                                5,776,900     6,259,487
             Less treasury stock, at cost,
               318,112 shares and 313,612
               at September 30, 1998 and
               December 31, 1997,
               respectively . . . . . . .        (263,718)     (250,218)
                                            ----------------------------
             Total stockholders' equity         5,513,182     6,009,269
                                            ----------------------------
                                           $   15,263,624 $  15,321,383
                                            ============================


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Nine Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------

                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .       6,102,701     3,981,294
             Reinsurance premiums assumed         951,808       807,633
             Less reinsurance ceded   . .      (1,644,486)   (1,057,788)
                                            ----------------------------
             Net premium income   . . . .       5,410,023     3,731,139

             Net investment income  . . .         303,501       297,892
             Net realized investment
               gains  . . . . . . . . . .         142,800       207,781
             Other income   . . . . . . .         653,425       895,051
                                            ----------------------------
                                                6,509,749     5,131,863
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .       1,582,625     1,355,867
             Amortization of deferred
               policy acquisition costs           943,914       947,767
             Operating expenses   . . . .       3,157,182     2,895,517
             Interest expense   . . . . .          89,059        93,883
                                            ----------------------------
                                                5,772,780     5,293,034
                                            ----------------------------
          Income (loss) before income
             taxes  . . . . . . . . . . .         736,969      (161,171)
          Income taxes (benefit)  . . . .         120,000             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      616,969 $    (161,171)
                                            ============================
          Weighted average number of            5,448,965     5,449,538
             shares   . . . . . . . . . .   ============================
          Net income (loss) per share . .  $          .11 $        (.03)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .       2,180,191     2,427,649
             Reinsurance premiums assumed         462,839       617,064
             Less reinsurance ceded   . .        (805,927)     (840,184)
                                            ----------------------------
             Net premium income   . . . .       1,837,103     2,204,529

             Net investment income  . . .          90,357       100,028
             Net realized investment
               gains (losses)   . . . . .         (27,518)      128,304
             Other income   . . . . . . .          98,515       328,384
                                            ----------------------------
                                                1,998,457     2,761,245
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .         701,669       935,808
             Amortization of deferred
               policy acquisition costs           186,007       730,135
             Operating expenses   . . . .         991,136       904,086
             Interest expense   . . . . .          29,437        31,972
                                            ----------------------------
                                                1,908,249     2,602,001
                                            ----------------------------
          Income before income
             taxes  . . . . . . . . . . .          90,208       159,244
          Income taxes (benefit)  . . . .         120,000             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      (29,792)$     159,244
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       5,448,965     5,449,458
                                            ============================
          Net income (loss) per share . .  $         (.01)$        (.03)
                                            ============================




              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------  --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          Net income (loss) . . . . . . .  $      616,969 $    (161,171)
          Adjustments to reconcile net
             income (loss) to net cash
             (used in) provided by
             operating activities:
             Amortization/accretion of
               investment premiums and
               discounts  . . . . . . . .             177        (2,917)
             Policy acquisition costs
               amortized  . . . . . . . .        (943,914)   (2,017,661)
             Policy acquisition costs
               deferred . . . . . . . . .         506,932     1,905,448
             Depreciation and amortization        175,803       207,287
             Net realized (gain) on sales
               of investments . . . . . .        (142,800)     (207,781)
             Accrued interest on term
               notes, net . . . . . . . .          89,059        93,883
             Income taxes payable   . . .         120,000             -
             (Increase) decrease in:
               Accrued investment income           14,007        13,882
               Reinsurance recoverable  .         314,943        89,394
               Trade receivables  . . . .      (1,301,588)     (736,402)
               Other assets . . . . . . .           4,491       178,100
             Increase (decrease) in:
               Policy liabilities and
                  accruals  . . . . . . .       1,113,792     1,631,443
               Ceded reinsurance payable       (1,214,778)            -
               Accounts payable and
                  other liabilities . . .         495,628        52,179
                                            ----------------------------
          Net cash (used in) provided by
             operating activities   . . .        (151,279)    1,045,684

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            Nine Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Investing activities:
          Securities available-for-sale :
             Purchases - fixed maturities        (968,312)     (736,054)
             Sales - fixed maturities   .       2,287,151       599,311
             Purchases - equities   . . .      (2,702,235)   (3,511,369)
             Sales - equities   . . . . .       2,999,086     3,600,174
          Securities held-to-maturity:
           Purchases  . . . . . . . . . .               -      (299,492)
           Maturities   . . . . . . . . .         127,140       985,000
           Purchase - short-term
             investment   . . . . . . . .        (100,000)            -
          Proceeds from sales and
           maturities of investments  . .             615           464
          Net advances to (from)
           affiliates   . . . . . . . . .         (43,505)     (237,210)
                                            ----------------------------
          Net cash (used in) provided by
           investing activities   . . . .       1,599,940       400,824
          Financing activities:
          Purchases of treasury stock . .          (13,499)           (9,447)
            Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . . . .        (165,374)     (185,921)
                                            ----------------------------
          Net cash (used in) provided by
           financing activities   . . . .        (178,873)     (195,368)
                                            ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .       1,269,788     1,251,140
          Cash and cash equivalents,
           beginning of period  . . . . .       1,803,530       993,069
                                            ----------------------------
          Cash and cash equivalents, end
           of period  . . . . . . . . . .  $    3,073,318 $   2,244,209
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  SEPTEMBER 30, 1998


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization - Cumberland Holdings, Inc. ("CHI"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CHI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CHI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997 Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. ("CTI"). CTI conducts its business through five of its nine subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty sureties and performance and payment bonds for contractors. The surety services provided include direct surety, and to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group (SG), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates
               (SA), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. (ONS), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. (Qualex), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the "Company."

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

               Use of Estimates - We make estimates and assumptions that have an effect on the amounts that we report in our financial statements. Our most significant estimates are those relating to our reserves for losses and loss adjustment expenses. We continually review our estimates and make adjustments as necessary, but actual results could turn out significantly different than what we envisioned when we made these estimates.

          2.   Net Income Per Share
               --------------------

               Net income per share for the three and nine months ended September 30, 1998 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

          3.   Investments
               -----------

               Change in Unrealized  Appreciation: The increase  (decrease)
               in  unrealized  appreciation   of  investments  recorded  in
               shareholders  equity was as follows:

                                       Nine Months     Twelve Months
                                       Ended           Ended
                                       September 30,   December 31,
                                       1998            1997
                                       --------------  --------------

                Fixed maturities  . .  $      37,042   $      39,146

                Equities  . . . . . .     (1,002,397)         95,056
                                       --------------  --------------
                 Total change in
                   unrealized
                   appreciation   . .  $    (965,355)  $     134,201
                                       ==============  ==============





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          4.   Income Taxes
               ------------

               The Company s provision for income taxes for the quarters ended September 30, 1998 and 1997 differ from the statutory rate of 34% due primarily to the Company s utilization of net operating loss carryforward.

          5.   Term Note Due Affiliate
               -----------------------

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


          6.   Notes Payable to Nonaffiliates
               ------------------------------

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

          7.   Intangibles
               -----------

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

               The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company s carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          8.   Loss and Loss Adjustment Expenses
               ---------------------------------

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

          9.   Unearned Premiums
               -----------------

               Unearned premiums are calculated  using the monthly pro rata
               basis  for  miscellaneous  bonds   and  completion  date  or
               anticipated contract completion date for contract bonds.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          10.  Reinsurance
               -----------

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

          11.  Statutory Accounting Practices
               ------------------------------

               Our underwriting operations are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribe accounting principles, which differ from GAAP. On a statutory accounting basis, our underwriting operations reported income net of taxes of $507,134 at September 30, 1998 and $959,304 at December 31,
               1997. Statutory surplus (shareholder s equity) of these operations was $5,099,523 and $5,044,527 as of September 30, 1998 and December 31, 1997, respectively.

          12.  Comprehensive Income
               --------------------

               We adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is defined as any change in our equity from transactions and other events originating from nonowner sources. In our case, those changes are composed of our reported net income and changes in the unrealized appreciation of our investment portfolio. SFAS No. 130 requires that we report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the last two years.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                    Consolidated Statements of Comprehensive Income
                                      (Unaudited)
                ------------------------------------------------------

                                                  Nine Months Ended
                                                    September 30
                                              ------------------------

                                                  1998         1997
                                              -----------  -----------
                Net income  . . . . . . . .   $  616,969   $        -

                Other comprehensive income,
                 net of tax.  Unrealized
                 (depreciation) appreciation
                 of available for sale
                 securities arising during
                 period   . . . . . . . . .   $
                                               (1,099,556)   $      -

                Less:  reclassification
                 adjustment for gains
                 included in net income   .   $  169,563   $        -
                                              -----------  -----------

                Comprehensive income  . . .   $ (652,150)  $        -
                                              ===========  ===========





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          13.  Acquisitions
               ------------

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

          14.  Year 2000
               ---------

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





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,100,000 at September 30, 1998. Therefore, based upon statutory guidelines, the Company could increase earned premiums by an additional $7,000,000 in 1998 in addition to the amount earned in 1997. The primary sources of liquidity for the Company are funds generated from surety pre-miums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At September 30, 1998, the Company s $15,263,624 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 46 percent in cash and investments (including accrued investment income), 34 percent in receivables and reinsurance recoverables, 18 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net cash (used in) provided by operating activities was ($151,279) and $1,045,684 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash used in operating activities during 1998 is attributed to a decrease in ceded reinsurance payables, reinsurance recoverables and an increase trade receivables, which is offset by an increase in policy and other liabilities and policy acquisition costs deferred. In 1997 the cash used in operating activities was primarily attributable to a net increase in policy and other liabilities which was offset by policy acquisition costs net of amortization and a net increase in trade and reinsurance receivables.

               Net cash (used in) provided by investing activities was $1,599,940 and $400,284 for the nine months ended September 30, 1998, and 1997, respectively. Investing activities consist of purchases and sales and maturities of investments.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS
                                ----------------------

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------------

               During the nine months ended September 30, 1998, net premium income totaled $5,410,023 representing an increase of 45 percent from that of the same period in 1997 ($3,731,139). Premiums continue to increase and is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first nine months of 1998 as compared to the same period during 1997, direct premiums increased $2,121,407 (53%); assumed premiums increased $144,175 (18%) and ceded premiums increased $586,698 or (55%). The increase in the assumption premiums are a result of alliances the Company has entered into through their direct written premiums program. The increase in ceded premiums has a direct correlation to the direct premium written and the association to Excess of Loss treaties on these premiums.

               Net investment income for the period ending September 30, 1998 as compared to the same period during 1997 reflect no significant changes. Net realized gains during 1998 decreased $64,981 when compared to the same period of 1997. Realized gains and losses result from the disposal of common stock.

               During the period ending September 30, 1998, other income remained consistent when compared to the same period ending September 30, 1997.

               During the nine months ended September 30, 1998 and 1997, benefits and claims expenses increased to $1,582,625 from $1,355,867, an increase of 17 percent. Incurred claims expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $226,758 is consistent with the flow of premiums, representing approximately 30 and 36 percent of net premiums earned in measuring the claim expense for the period ending September 30, 1998 and 1997, respectively.

               During the period ending September 30, 1998 and 1997, respectively, the amortization of deferred policy acquisition cost is attributed to the increase in premiums written and earned. Cost are deferred proportionately over the estimated life of the bond and fluctuate according to the volume of premiums written on contract and miscellaneous surety bonds. Deferred policy acquisition costs averaged approximately 13 and 16 percent of direct and assumed premiums earned for the period ending September 30, 1998 and 1997, respectively.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS
                                ----------------------

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                     (CONTINUED)
             ------------------------------------------------------------

               Operating expenses increased $311,808 or 11% when compared to the same period in 1997. The increases are attributed to the Company s growth in the direct market of new premiums underwritten. The increase is summarized to the following expense line items: salaries $135,000 or 9.5%; legal fees $29,000 or 195%; rent $31,000 or 30% and taxes, license and fees $116,000 or 129%.

               Net interest expense in 1998 remained consistent when compared to the same period during 1997. Interest expense represents amounts incurred on the notes payable to affiliates (See Note 4).

               The Company recorded income tax expense of $120,000 for the period ended September 30, 1998 having utilized their tax loss carryforward of $445,967. The income tax expense is calculated on a consolidated basis and adjusted for certain items applicable to an insurance company. As a result of these adjustments and application of the 1997 NOL, the Company s effective tax rate is calculated at 16.3%.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ---------------------

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             ------------------------------------------------------------

               During the three months ended September 30, 1998, net premium income totaled $1,837,103 representing a decrease of 17 percent from that of the same period in 1997 ($2,204,529). The decrease is due primarily to the decrease in the amount of direct and assumed premiums earned. The fluctuation represents the flow in the volume of premiums increasing between direct and assumed premiums. Direct premiums written increased $724,700 and assumed premiums written decreased $375,700 in comparing the change for the same period in 1998 to 1997.

               During the three months ended September 30, 1998, net investment income remained level while net capital gains on disposal of common stock decreased $155,800 or 121% from that earned during the same period in 1997. The decrease is attributed to realized losses of $27,500 incurred during the 3 months ending September 30, 1998. During the same period in 1997, the Company had $128,300 in realized gains.

               During the three months ended September 30, 1998, other income decreased $109,900 or 53% compared to the same period during 1997. The decrease is attributable to subsidiary companies decreasing the amount of business activity outside of the Holding Company Group.

               During the three months ended September 30, 1998, benefits and claims expenses decreased to $701,669 from $935,808 from that of the same period in 1997. The decrease is due primarily to a decrease in benefits and claims associated with the pooling agreements.

               During the three months ended September 30, 1998, the amortization of deferred policy acquisition costs decreased $441,000 or 70% when compared to the same period during 1997. The decrease is attributed to the volume of premium activity and is associated directly to the increase in deferred policy acquisition asset for the period ending September 30, 1998 as compared to the same period in 1997. The fluctuations occurring are related to the volume of contract and miscellaneous bonds written and the length of the surety contract.

               During the three months ended September 30, 1998, operating expenses increased $8,300 or 1% when compared to the three months ended September 30, 1997. The increase is attributed to operating expenses associated with the Company s growth.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

                                RESULTS OF OPERATIONS
                                ---------------------

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (CONTINUED)
             -----------------------------------------------------------

               Net interest expense remained consistent when compared to the same period during 1997.

               Due to utilization of the tax loss carryforward, the Company recorded income tax expense of $120,000 during the three month period ending September 30, 1998. The tax expense is attributed to the current year tax expense.





                             PART II - OTHER INFORMATION
                             ---------------------------

          Item 1.   Legal proceedings
                    -----------------
                    None

          Item 2.   Changed in securities
                    ---------------------
                    None

          Item 3.   Defaults upon senior securities
                    -------------------------------
                    None

          Item 4.   Submission of matters to a vote of security holders
                    ---------------------------------------------------
                    Cumberland  Technologies,   Inc.  Annual  Shareholders
                    Meeting was held on August 24, 1998.

                    The three Directors nominated by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management s nominees. The Directors were elected by the following votes:


                                         In Favor    Withheld    Not Voted
                                         ----------  ----------  ----------

                     Francis M.
                      Williams   . . .   5,123,575     4,387      321,496

                     George A.
                      Chandler   . . .   5,123,665     4,297      321,496

                     Andrew J. Cohen     5,123,665     4,297      321,496

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


                                           CUMBERLAND TECHNOLOGIES, INC.
                                           ------------------------------


           Date: November 20, 1998         By:    /s/Joseph M. Williams
           ------------------------------  ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)

           Date: November 20, 1998         By:    /s/    Carol S. Black
           ------------------------------  ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)