Form 10-Q/A
period 1998-09-30
CUMBERLAND TECHNOLOGIES INC
filed 1998-11-23
CIK 882087

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

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 1998 was 5,444,958 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Nine Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------

                                             (Unaudited)    (Unaudited)

          REVENUES:

               Direct premiums earned . .       6,102,701     3,981,294
               Reinsurance premiums
                  assumed   . . . . . . .         951,808       807,633
               Less reinsurance ceded . .      (1,644,486)   (1,057,788)
                                            ----------------------------
               Net premium income . . . .       5,410,023     3,731,139

               Net investment income  . .         303,501       297,892
               Net realized investment
                  gains   . . . . . . . .         142,800       207,781
               Other income . . . . . . .         653,425       666,593
                                            ----------------------------
                                                6,509,749     4,903,405
          Benefits and expenses:
               Losses and loss adjustment
                  expenses  . . . . . . .       1,582,625     1,355,867
               Amortization of deferred
                  policy acquisition costs        943,914       769,453
               Operating expenses . . . .       3,157,182     2,845,373
               Interest expense . . . . .          89,059        93,883
                                            ----------------------------
                                                5,772,780     5,064,576
                                            ----------------------------
          Income (loss) before income
               taxes  . . . . . . . . . .         736,969      (161,171)
          Income taxes (benefit)  . . . .         120,000             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      616,969 $    (161,171)
                                            ============================
          Weighted average number of            5,448,965     5,449,538
               shares . . . . . . . . . .   ============================
          Net income (loss) per share . .  $          .11 $        (.03)
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended September
                                                        30,
                                           -----------------------------

                                                1998           1997
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

               Direct premiums earned . .       2,180,191     2,427,649
               Reinsurance premiums
                  assumed   . . . . . . .         462,839       617,064
               Less reinsurance ceded . .        (805,927)     (840,184)
                                            ----------------------------
               Net premium income . . . .       1,837,103     2,204,529

               Net investment income  . .          90,357       100,028
               Net realized investment
                  gains (losses)    . . .         (27,518)      128,304
               Other income . . . . . . .          98,515       208,437
                                            ----------------------------
                                                1,998,457     2,641,298
          Benefits and expenses:
               Losses and loss adjustment
                  expenses  . . . . . . .         701,669       935,808
               Amortization of deferred
                  policy acquisition costs        186,007       627,230
               Operating expenses . . . .         991,136       887,044
               Interest expense . . . . .          29,437        31,972
                                            ----------------------------
                                                1,908,249     2,482,054
                                            ----------------------------
          Income before income
               taxes  . . . . . . . . . .          90,208       159,244
          Income taxes (benefit)  . . . .         120,000             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      (29,792)$     159,244
                                            ============================
          Weighted average number of
               shares . . . . . . . . . .       5,448,965     5,449,458
                                            ============================
          Net income (loss) per share . .  $         (.01)$         .03
                                            ============================



              See notes to condensed consolidated financial statements.





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


           Date:   November 23, 1998       By:  /s/Joseph M. Williams
           ------------------------------  ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)


           Date:   November 23, 1998       By:  /s/  Carol S. Black
           ------------------------------  ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)