Form 10-K
period 1998-12-31
CUMBERLAND TECHNOLOGIES INC
filed 1999-04-01
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                             ---------------------------

                                      FORM 10-K
          [MARK ONE]

          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998

                                          OR

          [  ] Transition Report  Pursuant to  Section 13  or 15(d)  of the
               Securities Exchange Act of 1934

                    For the transition period from ______ to ______.

                             Commission File No. 0-19727

                            CUMBERLAND TECHNOLOGIES, INC.

                (Exact name of registrant as specified in its charter

                    Florida                       59-3094503
          --------------------------------        -------------------------
          --
          (State or other jurisdiction of         (I.R.S Employer
          incorporation)                            Identification No.)

          4311 West Waters Avenue, Suite 501      33614
          Tampa, Florida
          -------------------------------         -------------------------
          -
          (Address of principal executive offices)(Zip Code)

          Registrant's telephone number,  including area  code: (813)  885-
          2112

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class      Name   of   each   exchange   on   which
          registered:
          Common Stock             The NASDAQ Stock Market
          --------------------     ----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock
                   ------------------------------------------------
                                   (Title of Class)





          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]  No  [  ]

          Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

                                      $2,845,112
          -----------------------------------------------------------------

          Aggregate market value of voting stock (Common Stock) held by nonaffiliates of the Registrant as of March 19, 1999

                   5,447,966 shares of Common Stock $.001 par value
          -----------------------------------------------------------------

          Number of shares of Common Stock outstanding as of March 27, 1998

                      Documents incorporated by reference: NONE





                                        PART I


          Item 1.        Business
          -------        --------

               General
               -------

               Cumberland Technologies, Inc. ( CTI or Cumberland ), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution ). Cumberland Technologies, Inc.,( the Company ) is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ( CCS ), Surety Specialists, Inc. ( SSI ), The Surety Group, Inc. ( SG ), Associates Acquisition Corp. d/b/a Surety Associates, Inc. ( SA ) and Qualex Consulting Group, Inc. ( Qualex ) in the delivery of speciality surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, this segment of the surety industry has delivered its products through an antiquated manual process. Because of this need to advance technologically, the Company developed a software product called Bond-Pro . This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company s business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro .

               CCS is a property and casualty insurance company that was incorporated in Texas on May 4, 1988 and redomesticated in Florida, on September 2, 1994. CCS is licensed in twenty-six states, the District of Columbia, and Guam. It holds a certificate of authority from the United States Department of the Treasury, which qualifies CCS as an acceptable surety on Federal bonds. CCS is rated B+ (Very Good) by A.M. Best.





               CCS currently has applications for admission pending in various states. Most of these states have a lengthy applications process in which the admission filing must be updated with certain financial and nonfinancial information until the insurance department decides to approve an application. The insurance department is not restricted as to the amount of time if may take to approve an application. All applications are updated as new information becomes available and CCS is waiting for inquiries or actions by these pending states. Those states in which CCS has not yet applied for licensing generally require additional years of operating history or additional capital and surplus. Once CCS has met these requirements, it is anticipated that the applications for admission will be submitted accordingly. CCS is currently attempting to obtain additional state licenses in order to spread its loss geographically and to increase its sales of direct surety and insurance products. Management believes that CCS can function profitability selling direct surety and insurance products in the states in which it is currently licensed.

               SSI, a Florida corporation, formed in August 1988, SG, a Georgia corporation, and SA, a South Carolina corporation purchased by Cumberland in February and July 1995, respectively, are specialized surety agencies which operate as independent agencies. Each secures surety risks for small to medium size contractors as an agent and for other agents as a broker. SG and SA are also general lines insurance agencies. When acting as an agent, SSI, SG and SA receive a commission from the various insurance companies it represents, one of which is CCS. Agency commissions are based upon a percentage of premiums paid by the consumer. The commissions paid by CCS to SSI, SG and SA range from 15 to 40 percent.

               In addition, SSI generates additional revenues through a joint partnering agreement with St. Paul, Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company ( St. Paul ) to pursue small to medium size contract and commercial surety business on a country wide basis (the St. Paul Agreement ). The St. Paul Agreement allows SSI to solicit surety business in states in which CCS is not licensed, thereby significantly increasing the Company s geographic spread of risk. It also facilitates St. Paul agents access to the Company s Bond-Pro issuance system. CCS participates in the St. Paul Agreement underwriting risk through a retrocessional treaty.

               Qualex, a Florida corporation, formed in November 1994, provides claim and contracting consulting services to the surety and construction industries. CCS purchases claim consulting services from Qualex on a contract basis.

               The percentages of gross revenue generated by the Company s subsidiaries for the year ended December 31, 1998 are as follows:





                          Subsidiary         Revenue Percentage
                     --------------------   --------------------

                              CCS                   74%

                              SSI                    9%
                            Qualex                   8%

                              SA                     5%

                              SG                     4%
                                            --------------------

                                                    100%
                                            ====================

               The term the Company unless the context otherwise requires, refers to Cumberland Technologies, Inc. and its subsidiaries. The principal executive offices of the Company are located at 4311 West Waters Avenue, Suite 501, Tampa, Florida 33614. The Company s telephone number is (813) 885-2112, its facsimile number is (813) 885-6734 and its web site is www.cumberlandtech.com.

               Surety Products
               ---------------

               CCS underwrites a wide variety of surety bonds for small to medium size surety accounts. CCS also assumes underwriting risk from other surety companies under various reinsurance arrangements. Contract surety bonds center primarily on performance and payment bonds issued for the construction industry. The bonds guarantee that a contractor will fulfill their obligations, with respect to performing the scope of work defined in the contract and fulfilling their financial obligations. CCS s typical bond is less than $500,000 with aggregate ongoing work of $1 million. These bonds are marketed through independent insurance agencies specializing in this type of coverage to general contractors, sub-contractors and specialty contractors.

               Commercial surety  bonds,  which includes  all  non-contract surety bonds, numerous types of license and permit, miscellaneous and judicial bonds. The scope of each bond varies according to the law, locality, the nature of the guarantee, and the parties who have a right of action under the bond. The typical bond penalty ranges from $5,000 to $25,000 and are usually written on a volume basis.





               Insurance Products
               ------------------

               The Company s other liability insurance products include, Registered Investment Advisors professional liability insurance and Notary Public Errors and Omission liability insurance. Both coverages are occurrence liability coverages, that insure against specific liability risks. Under the Registered Investment Advisors professional liability coverage, each endorsed account is limited to a maximum liability coverage of $500,000. The Notary Public Errors and Omissions liability coverage is written with liability limits of $5,000 to $30,000 per policy.

               On surety or insurance products sold directly by CCS, exposure to loss would be the penal amount of the bond, less any portion for which CCS has secured reinsurance. On reinsurance, CCS s exposure to loss would be limited by the amount of reinsurance provided. Reinsurance does not relieve an insurer of its liability to the policy holder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by the reinsurer.

               Technology Product
               ------------------

               On October 1, 1996, CTI launched the development of a surety bond issuance system Bond-Pro . The Company received its federal copyright registration #TX4-542-729 effective March 29, 1997. The Company sees the implementation of the system as an integral part of our unique service affording us the ability to capture a share of the marketplace. This program encompasses the required functions an agency needs to run a full scale bond desk when implemented inside the agency structure. The software is designed to reduce the labor required to provide improved service. The efficiencies gained in using the Bond-Pro system enhances CCS s ability to increase premium and to develop relationships which may not otherwise be possible due to competition for this class of business. While a small percentage of the industry offers issue and reporting systems for bonds, no other provider offers a fully integrated, multi-carrier production and processing system including management reporting.

               Underwriting
               ------------

               For the contract and commercial surety lines of business, the Company s underwriting philosophy provides for an individual analysis of the risk associated with each application, except for specific categories of miscellaneous bonds. In underwriting contract bonds, its approach focuses on the financial strength, experience and operating capacity of the contractor. In underwriting commercial surety, this approach focuses on the credit history and financial resources of the applicant.





               The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter and committee underwriting of larger risks. The Company may require collateral on contract bonds and occasionally, on other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publically traded securities and trustees or mortgages on real property. Both corporate and personal indemnification may be required in order to mitigate liability risk. The Company also targets various products in the commercial surety market which are characterized by relatively low risk exposure in small penal amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, will vary depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low exposure risk such as notary bonds.

               Other liability insurance applications are individually evaluated and the decision to write a particular risk is made by the Company s underwriting department. The underwriting department determines whether to write a particular risk after evaluating a number of factors based upon detailed objective underwriting standards relating to each class of business.

               Reinsurance
               -----------

               The Company s insurance subsidiary, in the ordinary course of business, cedes insurance to other insurance companies, to limit its exposure to loss, provide greater diversification of risk, and minimize aggregate exposures. Because the ceding of insurance does not discharge the primary liability of the original insurer, CCS places reinsurance with qualified carriers after conducting a detailed review of the nature of the obligation and a thorough assessment of the reinsurers credit qualifications, claims settlement performance and capabilities. The reinsurance coverage terms are tailored to the specific risk characteristics of the underlining products of the company.





               For contract and commercial surety business, CCS entered into an excess of loss reinsurance agreement with Transatlantic Reinsurance Company (Transatlantic Treaty), which is rated A+ (Superior) by A.M. Best. Excess of loss reinsurance is a form of reinsurance, which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. Under the Transatlantic Treaty, CCS retains risk no greater than 5% of $2,700,000 or $135,000 per principal. Under the Transatlantic Treaty, the reinsurer automatically assumes the risk of losses and all contract surety bonds written and classified as surety in CCS s statutory annual statement and all miscellaneous surety bonds with penal sums over $100,000 written and classified as surety in CCS s statutory annual statement.

               For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, through the purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all registered investment advisor policies.

               On a limited basis, CCS also assumes and cedes reinsurance through facultative and treaty agreements from other sureties. The loss of one of these customers or resources would not have a material impact on the operations of the company. From October 1991 through May 1, 1997, CCS participated in a pooling agreement with various sureties, which specialized in writing contract surety. Effective to April 1, 1993, CCS assumed 25% of the business underwritten by the pooling agreement; 12.5% effective April 1, 1995 and 10% effective April 1, 1996. Effective April 1997, CCS elected not to participate in future business under the pooling agreement.

               Reserves
               --------

               Reserves for losses and loss adjustment expenses are established based upon reported claims and historical industry loss development. The amount of loss reserves for reported claims is based on a case by case evaluation of the claim. Historical industry data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, economic conditions, and the effects of inflation. Amounts are adjusted periodically to reflect these factors.





               Reserve for losses and loss adjustment expenses are actuarial estimates of losses, including the related settlement costs. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the losses and loss adjustment expenses, including the cost of incurred but not reported losses.

               During  1998, there were no  material changes in  the mix of
          business  or types  of risk  assumed.   However, the  Company was
          effective in spreading the geographic mix of the business.

               Current fluctuations in inflation have not had a material effect on the financial statements and there are no explicit provisions in the financial statements for the effects of inflation that may cause future changes in claim severity.

               Other than certain classification differences, there are no material differences between statutory reserves and Generally Accepted Accounting Principle ( GAAP ) reserves. CCS does not discount its loss reserves for financial reporting purposes.

               Environmental Claims
               --------------------

               The Company bonds several accounts that have incidental environmental exposure, with respect to which the Company provides limited contract bonding programs. In the commercial surety market, the Company provides bonds to corporations that are in the business of mining various minerals, establishing mitigation banks, or operating environmental facilities, and that are obligated to post financial assurance bonds that guarantee that property can be managed according to regulatory guidelines. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights of ownership of the property in the completion of a defaulted project or through salvage recovery.

               To  date, the  Company  has not  received any  environmental
          claim  notices,   nor  is  management  aware   of  any  potential
          environmental claims.

               Investments
               -----------

               Insurance company investment practices must comply with insurance laws and regulations. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, various types of investments, which may be made by CCS.





               CCS s investment portfolios, generally are managed to maximize any tax advantages to the extent available while minimizing credit risk with investments concentrated in high quality, fixed income securities. CCS s portfolios are managed to provide diversification by limiting exposures to any one issue or issuer and to provide liquidity by investing in the public securities markets. Portfolios are structured to support CCS s operations and in consideration of the expected duration of liabilities and short-term cash needs.

               An  Investment  Committee   of  CCS s  Board   of  Directors
          establishes investment policy and oversees the management of the portfolio.

               Marketing
               ---------

               The Company principally markets its products in twenty-six states, the District of Columbia and Guam in which it is licensed and indirectly in all other states through its joint partnering agreement with St. Paul. Its products are marketed primarily through SSI, SG, SA and independent agents and producers, including multi-line agents and brokers that specialize as surety specialists, many of whom are members of the National Association of Surety Bond Producers. On occasion, CCS will write business directly with the customer, but does not actively seek such business. The Company uses specialized general agencies to market its other liability insurance products.

               Competition
               -----------

               The insurance industry is a highly competitive industry. There are numerous firms, particularly in the specialty surety markets, which compete for a limited volume of business. Competition is based upon price, service, products offered, and financial strength of the insurance company. There are a number of companies in the industry, which offer products similar to the Company s.

               The Company competes in the small to medium size contract and commercial surety bond markets. Primary competitors include large multi-line companies, as well as small regional companies that specialize in the surety market. While the surety industry has experienced slow premium growth, competition has increased as a result of 10 years of profitable underwriting experience. This competition has typically manifested itself through reduced premium rates, and greater tolerance for relaxation of underwriting standards. Management believes such competition will continue.





               The Company, while competitive in pricing and commission, believes that the availability of its proprietary Bond-Pro surety issuance system, specialty underwriting, managerial experience and service are its primary competitive factors in the industry. To this end, the Company believes that its technology and specialization in underwriting niche surety markets will enable it to continue to compete effectively, even when challenged by the larger standard market companies.

               Regulation
               ----------

               The Company s subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes, which delegate regulatory, supervisory, and administrative powers to State insurance regulators. In general, an insurer s state of domicile, has principal responsibility for such regulation. It is designed generally to protect policy holders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

               CCS is domiciled in Florida and licensed in 26 states, the District of Columbia and Guam. SSI, SG and SA are licensed in Florida, Georgia and South Carolina respectfully. CCS is also regulated by the United States Department of the Treasury as an acceptable surety for Federal bonds.

               Holding company laws impose standards on certain transactions between registered insurers and their affiliates, which include, among other things, that the terms of the transactions be fair and reasonable and that the books, accounts and records of each party be maintained so as to clearly and accurately disclose the precise nature and details of the transactions. Holding company laws also generally require that any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the Company s outstanding voting securities, is required first to obtain approval of the applicable state s insurance regulators.





               The National Association of Insurance Commissioners ( NAIC ) has adopted a risk-based capital ( RBC ) model law for property and casualty companies. The RBC model law is intended to provide standards for calculating a variable regulatory capital requirement related to a company s current operations and its risk exposures (asset risk, underwriting risk, credit risk and off balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory interventions when an insurer falls below minimum capital levels. The model laws specifies four distinct action level at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial conditions deteriorates. These RBC levels are based on the percentage of an insurers surplus to its calculated RBC. The company s RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is to be used in premium rate making or approval. The Company has calculated its RBC requirements as of December 31, 1998 and found that it exceeded the highest level of capital requirements.

               Controlling Shareholders
               ------------------------

               Francis Williams, and the KC (collectively Majority Shareholder ) owns 78% of the outstanding ordinary shares of the company and collectively control the policies and affairs of the Company. Circumstances may incur in which the interests of the Majority Shareholder of the Company could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholders may have an interest in pursuing acquisitions, divestitures or other transaction that in their judgement, could enhance their equity investment, even though such transactions might involve risk to the other holders of the common stock.

               Employees
               ---------

               On December 31, 1998, the Company had 37 employees. All are employed on a full-time basis. None of the Company s employees are union members or subject to collective bargaining agreements. The Company believes that it enjoys a favorable relationship with its employees.





               Forward-looking Statements
               --------------------------

               All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company s competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company s ability to pass on price increases, plans to install the Bond-Pro program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on key management personnel, ability to manage growth, the Company s expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward looking statements. These statements are based on certain assumptions and analyzes made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company s expectations, including the risk factors discussed in this Form 10-K, Item 1 and other factors, many of which are beyond the control of the Company, consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

          Item 2.        Properties
          -------        ----------

               The Company s operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $7,254, pursuant to a lease that was executed March 1, 1997 and is effective through December 31, 2000.

               Management considers the rented and leased office facilities of its subsidiaries adequate for the current and anticipated future level of operations.





          Item 3.        Legal Proceedings
          -------        -----------------

               The Company and its subsidiaries are involved in various lawsuits arising in the ordinary course of its business operations as an insurer. Management does not believe that any of these lawsuits will have a material effect on the consolidated financial position, future operations or cash flows of the Company.





          Item 4.        Submission  of  Matters  to  a  Vote  of  Security
                         Holders
          -------        --------------------------------------------------
          --

               None

               Executive Officers of the Registrant
               ------------------------------------

               All of the following persons are regarded as executive officers because of their responsibilities and duties as elected officers of the Company's subsidiaries. Other than Francis M. Williams and Joseph M. Williams (See Item 10), there are no family relationships between any of Company s executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

                                Position Presently
           Name                   Held                Period of Service
           -------------------  -------------------   -------------------

           Edward J. Edenfield  President             CTI-05/1996 to date
             IV                 President             CCS-05/1996 to date
                                President             SSI-06/1997 to date
                                President             SG- 01/1998 to date
                                President             SA- 01/1998 to date

           Carol S. Black       Secretary             CTI-06/1995 to date
                                Secretary/Treasurer   CCS-06/1995 to date
                                Secretary             SSI-08/1995 to date
                                Secretary/Treasurer   Qualex-08/1995 to
                                                        date
                                Secretary             SG-08/1995 to date
                                Secretary             SA-08/1995 to date
           Edward A. Mackowiak  President             Qualex-11/1994 to
                                                        date

           Sam H. Newberry      Vice President        SG-01/1998 to date





                                       PART II


          Item 5.        Market for the Company's Common Equity and Related
          ------         Stockholders Matters
                         --------------------------------------------------

               The Company's Common Stock (symbol CUMB ) has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, Cumberland was approved and included in the trading on the Nasdaq SmallCap Market. High and Low bid prices were set forth in Quotation Market Sheets published by Nasdaq. The high and low bid prices for 1998 and 1997 were as follows:

                                          Bid Information
                                   -----------------------------

                                        1998            1997
                                   -------------- ---------------

                                     High    Low    High    Low
                                   ------- -------------- -------
               First Quarter        2 1/2   2 1/2  2 1/2  1 5/8

               Second Quarter       2 3/4  2 5/16    4       2

               Third Quarter         3 1/8  3 1/8  3 5/8  2 19/32

               Fourth Quarter         2     1 5/8    3 1/2    2 1/4

                  As of March 12, 1998, there were 903 stockholders of record of the Common Stock. A number of such holders are brokers and other institutions holding shares in street name for more than one beneficial owner.

               Dividends
               ---------

               The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and other financial needs. Cumberland does not anticipate paying any dividends on Cumberland Common Stock in the near future.





               The future payment of dividends, if any, by CCS is within the discretion of its Board of Directors and will depend upon CCS's earnings, statutory limitations, capital requirements (including working capital needs) and financial condition, as well as other relevant factors. Applicable state laws and regulations restrict the payment of dividends by CCS to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless CCS obtains prior approval from the insurance commissioner. CCS does not anticipate paying any dividends on CCS Common Stock in the near future.

          Item 6.        Selected Financial Data
          -------        -----------------------

          Statement of Operations Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                                  1998     1997    1996     1995     1994
                                              -------- ---------------- -------- --------
                                                (In Thousands - except per share data)


            Operating data:

              Net premium income             $  7,534 $  5,684 $ 3,808 $  5,068 $  4,957
              Commission income . . . . . . .     710      860   1,386      774        -

              Other income  . . . . . . . . .     827      616     653      425        -

              Net investment income . . . . .     377      408     404      397      284

              Net realized investment gain
                  (losses)  . . . . . . . . .    (437)     202     118      124     (124)
              Benefits and expenses . . . . .   9,332    7,599   6,952    7,016    6,604

              Income (loss) before income
               taxes  . . . . . . . . . . . .    (321)     171    (583)    (228)  (1,209)

              Net income (loss) . . . . . . .    (321)     171    (583)    (228)  (1,073)

            Pro forma net income (loss) per
              share (1) . . . . . . . . . . .$   (.06)$    .03 $  (.14)$   (.06)$   (.27)

          (1)       Pro forma  net income (loss) per  share (unaudited) for
                    1995  and  1994  has  been  calculated  based  on   the
                    4,039,780 shares of Cumberland Common Stock that were outstanding after the Distribution. The 1998, 1997 and





                    1996 net income (loss) per share amounts have been computed based on the actual weighted average number of shares outstanding during the respective years.






          Balance Sheet Data:

                                                        Year Ended December 31
                                             -------------------------------------------

                                                  1998     1997    1996     1995     1994
                                              -------- ---------------- -------- --------
                                                            (In Thousands)


            Balance sheet data:

              Investments . . . . . . . . . .$  3,987 $  6,469 $ 6,110 $  6,303 $  5,852
              Cash and cash equivalents . . .   4,202    1,804     669    1,236    1,701

              Accounts receivable . . . . . .   2,782    2,210     925      550    2,540

              Reinsurance recoverables  . . .   2,306    2,017   1,590    1,697    1,749

              Deferred policy acquisition
               costs  . . . . . . . . . . . .   1,246      813     635      435      581
              Intangibles . . . . . . . . . .   1,456    1,681   1,957    2,163      134

              Total assets  . . . . . . . . .  16,345   15,321  12,372   12,709   12,834



              Policy liabilities and
               accruals:
               Unearned premiums  . . . . . .   3,750    2,629   1,862    1,182    1,631

               Losses and LAE   . . . . . . .   3,220    2,550   1,992    2,352    3,138

               Ceded reinsurance and accounts
                  payable . . . . . . . . . .   1,695    2,714   1,172       -         -

              Term notes/surplus debentures,
                  including accrued interest    1,000        0       0    4,798    4,343
              Other long-term debt  . . . . .   1,331    1,419   1,533       -         -

              Total liabilities . . . . . . .  10,996    9,312   6,559   11,419   11,518

              Total stockholders' equity  . .   5,349    6,009   5,814    1,290    1,316
            /TABLE

          Item 7.        Management's Discussion and Analysis of Financial
          -------        Condition and Results of Operations
                         --------------------------------------------------
          --

          Results of Operations
          ---------------------

               The following  table sets forth, for  the periods indicated,
          (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                        Percentage Increase
                                                             (Decrease)
                                          Year Ended December      Year Ended December
                                                   31                      31
                                    --------------------------------------------------

                                          1998      1997      1996      1998      1997
                                    --------------------------------------------------

            Net premium income  . . $   7,534 $   5,684 $   3,808     32.5%     49.3 %

            Net investment income         377       408       404     (7.6%)     1.0 %

            Net realized investment
              gains (losses)  . . .      (437)      202       118   (316.3%)    71.2 %

            Other revenues  . . . .     1,537     1,476     2,039      4.2%    (27.6)%
            Losses and loss
              adjustment expenses       2,648     1,792     1,671      47.8%     7.2 %

            Amortization of deferred
              acquisition costs . .     2,252     1,779     1,532      15.4%    16.1%

            General expenses and
              taxes . . . . . . . .     4,432     4,028     3,749     10.0%      7.4%

            Income (loss) before
              income taxes  . . . .      (321)      171      (583)        -     70.8 %
            Net Income (loss) . . .      (321)      171      (583)        -     70.8 %


          Year Ended December 31, 1998 Compared to Year Ended December 31,
            1997
          -----------------------------------------------------------------
          --
               Written  direct  and  assumed  premiums   reached  a  record
          $10,930,000  during 1998.  Overall written premiums, net of ceded





          premium increased by $2,340,624 or 37.5%. Earned premium growth increased by 32.5% to $7,534,000 for 1998 as compared to $5,684,000 for 1997. The increase in earned premiums resulted from CCS s continued growth in the direct surety bond market.





               During 1998, premiums written by CCS increased as a result of the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. CCS s reinsurance assumed premium is a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland s Bond-Pro issuance program. The increase in ceded premiums is correlated to the direct premium written and the association to excess of loss treaties on these premiums. The following table reflects the written premium activity, net of reinsurance ceded, for 1998 and 1997.

                                            Written Premiums
                              --------------------------------------------

                                         1998           1997       % Change
                              -------------- --------------  --------------

               Direct   . . . $    9,451,746 $    6,797,136          39.1%
               Assumed  . . .      1,478,109      1,189,689          24.2%

               Ceded  . . . .     (2,354,970)    (1,752,564)        (34.4%)
                              --------------  --------------

               Total  . . . . $    8,574,885 $     6,234,261         37.5%
                              ==============  ==============

               During the year ended December 31, 1998 and 1997, investment
          income  was $377,218  and $408,050,  respectively.   Realized net
          losses and gains for the years ended December 31, 1998 and 1997 were ($437,565) and $201,863, respectively. CCS wrote down their
          investment in certain equity securities during the 4th   quarter of
          1998 as management  determined the decline  in value to  be other
          than  temporary.   As a result,  CCS recorded a  loss of $580,360
          which is offset by net capital gains of $142,795.

               Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. The increase in other revenue for the year ended December 31, 1998 of approximately $61,000 or 4% is related to revenues earned through the Company s claim consulting group. For the year ended December 31, 1997, revenues decreased to
          $1,475,990 from $2,039,331 or 28 percent. The decrease of approximately $563,000 is attributable to the transfer of direct writings by subsidiary agencies for other carriers in 1996 to CCS in 1997.





               Losses and loss adjustment expenses increased to $2,648,074 from $1,792,117 for the year ended December 31, 1998 and 1997, respectively. The increase of $855,957 or 48% is attributed to an increase of $327,956 or 31% in direct claims incurred and $528,001 or 71% in assumed claims incurred. Assumed claims on the expired pooling agreements were negatively impacted by increased severe losses. Cumberland share of the 1998 incurred losses under the pooling agreements was $1,007,502. Management anticipates a decline in 1999 for claims attributed to the pooling agreements. The following tables reflects the 1998 activity as it pertains to earned premiums and incurred claims:

                                 Premiums        Claims
                                  Earned        Incurred         Ratio
                              -------------- -------------- --------------

               Direct net   . $    6,437,429 $    1,378,722          21.4%

               Assumed, net        1,066,907        230,120          21.6%
               Assumed
               (pooling), net        (29,348)    (1,039,232)            -
                              --------------  --------------

               Total  . . . . $    7,533,684 $     2,648,074         35.1%
                              ==============  ==============

               During the year ended December 31, 1998 the net amortization of deferred policy acquisitions costs increased to $2,252,195 from $1,778,808 for the year ended December 31, 1997. The increase is attributed to the increase in earned premiums.

               During the year ended December 31, 1998, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $4,313,278 from $3,903,476 in 1997. The increase of approximately $410,000 or 10% is a result of increased salary expense including bonuses, payroll taxes and employee benefits of $180,000 and increased taxes, licenses and fees of $207,000. The increase in salary and related expenses is the cost of additional personnel consistent with the Company growth while the increase in taxes, licenses and fees expenses is attributed to increased premiums written.

               Interest expense is interest paid to the Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995.

               Due to tax loss carryforwards, the Company did not incur income tax expense on a consolidated basis for the years ending December 31, 1998, 1997 and 1996, respectively.





          Year  Ended December 31, 1997 Compared to Year Ended December 31,
          1996
          -----------------------------------------------------------------
          --
               The following  table sets forth, for  the periods indicated,
          (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                        Percentage Increase
                                                             (Decrease)
                                          Year Ended December      Year Ended December
                                                  31                       31
                                    --------------------------------------------------

                                          1997      1996      1995      1997      1996
                                    --------------------------------------------------

            Net premium income  . . $   5,684 $   3,808 $   5,068 $   49.3 %   (24.9)%

            Net investment income         408       404       397      1.0 %     1.8 %

            Net realized gains
            (losses)  . . . . . . .       202       118       124     71.2 %    (4.8)%

            Other revenues  . . . .     1,476     2,039     1,198    (27.6)%    70.1 %
            Benefits and expenses       7,599     6,952     7,016      9.3 %     (.9)%

            Income (loss) before
              income taxes  . . . .       171      (583)     (228)    70.8 %  (155.7)%

            Net Income (loss) . . .       171      (583)     (228)    70.8 %  (157.7)%

               During the year ended December 31, 1997, net earned premium income increased by 49 percent to $5,684,000 from $3,808,000. Direct premiums earned from nonaffiliates were $5,836,655 and $1,114,377 for 1997 and 1996, respectively, representing an increase of $4,722,278 or 424 percent.

               Net reinsurance premiums earned through the Pooling Agreements were $1,166,025 and $2,693,418 for 1997 and 1996, respectively,  representing  a  decrease  of  $1,527,393,  or  57 percent.

               During 1997, direct premiums written by CCS increased while assumed premiums decreased as a result of the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through
          Pooling  Agreements.   The following  table reflects  the written





          premium activity, net of reinsurance ceded, for 1997 and 1996.





                                            Written Premiums
                              --------------------------------------------

                                         1997           1996       % Change
                               -------------- -------------- --------------

               Direct . . . . $     6,797,136$    2,025,796           236%
               Assumed  . . .       1,189,689     2,890,050           (59%)

               Ceded  . . . .     (1,752,564)      (547,801)         (320%)
                               -------------- --------------

               Total  . . . . $     6,234,261$    4,368,046            43%
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

               During the year ended December 31, 1997, losses and loss adjustment expenses increased to $1,792,117 from $1,670,640 for the year ended December 31, 1996. The increase in benefit and claims expenses of $121,477 is attributed to the effects of reserve increases on direct business of $928,009 which is offset by a decrease in claim reserves on assumed business of $806,532. Loss ratios on direct and assumed premiums earned during 1997 are 40% and 63.6%, respectively.

               During the year ended December 31, 1997, the net amortization of deferred policy acquisitions costs increased to $1,778,808 from $1,532,355 for the year ended December 31, 1996.
          The increase is attributable to the increase in earned premiums.

               During the year ended  December 31, 1997, operating expenses increased to $3,903,476 from $3,255,805 in 1996. The increase is due to expenses incurred in the continuing research and development of Cumberland's Bond Program and additional personnel employed to direct market its insurance products.





               Net interest expense decreased to $124,928 in 1997 from $493,337 in 1996 due to the conversion on the term note to equity on October 1, 1996. Interest expense on notes due to the former owner's in connection with agencies purchased in 1995 were $124,928 and $121,271 for the years ending December 31, 1997 and 1996, respectively. The Company incurred interest expense during 1996 of $372,006 on the term note prior to the 1996 conversion.

               Due to tax loss carryforwards, the Company did not incur income tax expense on a consolidated basis for the years ending December 31, 1997 and 1996, respectively.

          Liquidity and Capital Resources
          -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $14,500,000 at December 31, 1998. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $7,000,000 in 1999 in addition to the amount earned in 1998.

               The primary sources of liquidity for the Company are funds generated from commissions, surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At December 31, 1998, the Company s $16,545,051 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 50 percent in cash and investments (including accrued investment income), 30 percent in receivables and reinsurance recoverables, 18 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.





               Net cash (used in) provided by operating activities was $(193,734), $1,925,903 and $(16,958) for the years ended
          December 31, 1998, 1997 and 1996, respectively. In 1998, the decrease in cash provided by operating activities is primarily attributed to an increase in receivables of $1,047,974 and income taxes recoverable of $120,000. In 1997, the cash provided by operating activities was primarily attributable to the increase in ceded reinsurance payable and pooling liabilities and accruals. In 1996, the cash used in operating activities was primarily attributable to payments of claims and reinsurance, which was offset in part by a decrease in accounts receivable.

               Net  cash (used  in)  provided by  investing activities  was
          $1,718,716, $(120,560) and $253,876  for the years ended December
          31, 1998, 1997 and 1996, respectively. Investing activities consist of purchases and sales of investments and advances to and from KC.

               Net  cash (used  in)  provided by  financing activities  was
          $873,839, $(670,889) and $(803,772)  for the years ended December
          31, 1998, 1997 and 1996, respectively. Financing activities consist of purchases of treasury stock, long-term and short-term borrowings and repayment on borrowings during 1998, 1997 and 1996.

          Year 2000 Issue
          ---------------

               The  Company  has employed  consultants  in  its efforts  to address its Year 2000 issues in conjunction with the Company s own information technology staff. Excluding the costs for the Company s own information technology personnel, the total cost of compliance is expected to be approximately $100,000 (of which $41,000 including equipment upgrades will be a capital expenditure) with $14,000 having been expended through December 31, 1998. All costs (except capital) have been and will be expensed as incurred and will be funded from the normal operating cash flows.

               The Company has developed an in-house surety administrative system BondPro . BondPro is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. Bond-Pro is a Windows based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company s operations.





               Excluding any possible catastrophic events such as the loss of utilities or banking, financial or communications services, the potential risks known to the Company at this time are primarily limited to delays, disruptions or losses resulting from information bottlenecks and the lack of computer processing power. In order to mitigate the risk to the greatest extent possible, the Company will be prepared to track mission-critical information manually. Such information includes tracking premium income, and receivables and recording payments received from agencies. The Company believes its current workforce and the employment pool available in the area is sufficiently skilled to accommodate such a demand. The Company will continue to evaluate its contingency planning activities as more information becomes available. At this time, the total cost of the risks is not anticipated to have a material adverse effect on the business, financial condition or results of operations of the Company.

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

          Reconciliation  of  Liability  for  Losses  and  Loss  Adjustment
          Expenses
          -----------------------------------------------------------------

               The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 1998, 1997 and 1996 to the gross amounts reported in Cumberland s balance sheets:





                                                    December 31

                                                1998        1997       1996
                                         ----------- ----------- ----------

          Liability for losses and LAE,
          net of reinsurance
           recoverable on unpaid
           losses, at beginning         $ 1,392,931 $   594,922 $ 1,052,547
           of year  . . . . . . . . . .  ----------- ----------- ----------
          Provision for losses and LAE
           for claims occurring in the
           current year, net of
           reinsurance  . . . . . . . .   2,331,074   1,743,117   1,008,640

          Increase (decrease) in
           estimated losses and LAE for
           claims occurring in prior
           years, net of reinsurance        317,000      49,000     662,000
                                         ----------- ----------- ----------

          Incurred losses during the
           current year, net of
           reinsurance  . . . . . . . .   2,648,074   1,792,117   1,670,640

          Losses and LAE payments for
           claims, net of reinsurance,
           occurring during:
               The current year . . . .     557,997     553,629     422,544
               Prior years  . . . . . .   1,802,428     440,479   1,705,721
                                         ----------- ----------- ----------
                                          2,360,425     994,108   2,128,265
                                         ----------- ----------- ----------

          Liability for losses and LAE,
           net of reinsurance
           recoverable on unpaid
           losses, at end of year   . .   1,680,580   1,392,931    594,922


          Reinsurance recoverables on
           unpaid losses at end of
           year   . . . . . . . . . . .   1,539,877   1,157,369   1,396,874
                                         ----------- ----------- ----------

          Liability for losses and LAE,
           gross of reinsurance
           recoverables on unpaid       $ 3,220,457 $ 2,550,300 $ 1,991,796
           losses, at end of year   . .  =========== =========== ==========





               Cumberland experienced deficiencies of $317,000, $49,000 and
          $662,000 for losses and loss adjustment expenses in 1998, 1997 and 1996, respectively. The deficiency in 1998 and 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected. The deficiency in 1996 is a result of additional claims expense on a 1993/94 pooling agreement.

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

               The differences between the December 31, 1998 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ( GAAP ) and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ( SAP ) are as follows:

               Liability for losses and LAE on a SAP basis
                    (which is net of reinsurance
                    recoverables on unpaid losses and LAE)  $    1,680,580

               Reinsurance recoverables on unpaid losses and
                    LAE . . . . . . . . . . . . . . . . . .      1,539,877
                                                             --------------

               Liability for losses and LAE, as reported in
                    the accompanying GAAP basis financial
                    statements  . . . . . . . . . . . . . . $    3,220,457
                                                             ==============





          Analysis of Loss and Loss Adjustment Expense Development
          --------------------------------------------------------

               The following table represents the development of the liability for unpaid liabilities, net of reinsurance, for 1991 through 1998 (in thousands).

                                  1991         1992          1993         1994
                                    ------------- -------------------------- -------------


            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      1,663  $     2,426  $     1,709   $     1,625
            Liability re-estimated
              as of:
               One year later . . .        1,273        2,239        3,815         1,384
               Two years later  . .        1,200        2,546        2,579         1,420
               Three years later  .        1,316        2,263        2,750         1,631
               Four years later . .        1,443        2,418        2,851         1,726
               Five years later . .        1,234        2,408        3,176             -
               Six years later  . .        1,199        2,970            -             -
               Seven years later  .        1,199            -            -             -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $         464 $      (544) $    (1,467)  $      (101)
                                    ============= ========================== =============


                                  1995         1996          1997         1998
                                    ------------- -------------------------- -------------

            Liability for losses
              and loss adjustment
              expenses, net of
              reinsurance . . . . . $      1,053  $        595 $      1,393  $      1,680





            Liability re-estimated
              as of:
               One year later . . .        1,716           644        1,710             -
               Two years later  . .        1,815         1,013            -             -
               Three years later  .        2,049             -            -             -
               Four years later . .            -             -            -             -
               Five years later . .            -             -            -             -
               Six years later  . .            -             -            -             -
               Seven years later  .            -             -            -             -
                                    ------------- -------------------------- -------------

            Cumulative (deficiency)
              redundancy  . . . . . $       (966) $       (418)$       (317) $          -
                                    ============= ========================== =============
            /TABLE

                                  1991         1992          1993         1994
                                    ------------- -------------------------- -------------


            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
               One year later . . . $        806  $      1,151 $        765  $      1,643
                                    ============= ========================== =============
               Two years later  . . $        884  $      1,834 $      1,058  $      2,316
                                    ============= ========================== =============
               Three years later  . $      1,095  $      2,088 $      2,868  $      2,164
                                    ============= ========================== =============
               Four years later . . $      1,254  $      1,957 $      3,717  $      2,875
                                    ============= ========================== =============
               Five years later . . $      1,260  $      3,533 $      4,442  $          -
                                    ============= ========================== =============
               Six years later  . . $      1,199  $      3,840 $          -  $          -
                                    ============= ========================== =============
               Seven years later  . $      1,199  $          - $          -  $          -
                                    ============= ========================== =============

                                  1995         1996          1997         1998
                                    ------------- -------------------------- -------------

            S>                                                              <C

            Cumulative amount of
              liability, net of
              reinsurance
              recoverables, paid
              through:
              One year later  . . . $      1,334           563        1,802             -
                                    ============= ========================== =============
               Two years later  . .        2,186         1,631            -             -
                                    ============= ========================== =============
               Three years later  .        2,997             -            -             -
                                    ============= ========================== =============
               Four years later . .            -             -            -             -
                                    ============= ========================== =============
               Five years later . .            -             -            -             -
                                    ============= ========================== =============
               Six years later  . .            -             -            -             -
                                    ============= ========================== =============
               Seven years later  .            -             -            -             -
                                    ============= ========================== =============
            /TABLE

          Effect of Inflation
          -------------------

               Inflation has not had a material impact upon the Company s operations for the last three years.

          Item 7A. Quantitative and Qualitative Disclosures About Market -------- Risk
                    -------------------------------------------------------
          --

               Interest Rate Sensitivity
               -------------------------

               The following table presents maturity principal cash flows and relates weighted average interest rates by expected maturity as of December 31, 1998:


                                         Expected Maturity Date
                              -----------------------------------------------------------

                                                                                    Fair
                                                                                    value
                                                                    There-          12/31
                                 1999    2000   2001    2002   2003  after   Total   /98
                              ------- -------------- -------------- -------------- -------

                                             (U.S. Equivalent in thousands)

            Assets
            -------

            Securities
              available for
              sale  . . . . .    752     600     26      -     126     546  2,050   2,082

            Average interest
              rate  . . . . .    6.1%    7.0%   5.6%     -     5.8%     -       -       -
            Liabilities
            -----------

            Long-term, debt
              including
              current portion     49     183  1,184     184     70     661  2,331   2,331

            Average interest
              rate  . . . . .    9.4%    9.2%   9.3%    8.9%   9.5%      -      -      -
            /TABLE

               The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. The principal objective of the Company s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

               Due to the limited nature and duration of claims, generally one to two years, the Company maintains a portfolio that closely parallel s the money market interest rate scenario.

          Item 8.   Financial Statements and Supplementary Data
          -------   -----------------------------------------

               The financial statements of the Company required by this Item are listed in Item 14(a)(1) and (2) and are submitted as a separate section of this report.

          Item 9.   Changes in and Disagreements with Accountants on
          -------   Accounting and Financial Disclosure
                    -------------------------------------------------------
          --

               None

          Item 10.  Directors and Executive Officers of the Registrant
          --------  -------------------------------------------------------
          -

               The current directors and executive officers of Cumberland are as follows:

               Name                        Age      Position
          -----------------------------------------------------------------

             Francis M. Williams            57      Chairman of the Board
                                                    of Directors

             Joseph M. Williams             42      President and Treasurer
             George A. Chandler             69      Director

             Andrew J. Cohen                45      Director

             Edward J. Edenfield, IV        41      President, CCS

               All Directors of Cumberland hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of Cumberland are elected annually by the Board of Directors and hold office at the discretion of the Board.





               Set forth below is information regarding the directors and executive officers of Cumberland:

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

                    Joseph M.  Williams has been  the Secretary,  Treasurer
               and a Director of Cumberland since its inception and since June 1992 has been President of Cumberland. In addition, Mr. Williams has been the Secretary and Treasurer of Kimmins Corp. since October 1988, the Vice President, Secretary, and Treasurer of CCS since April 1989, and Vice President, Secretary, and Treasurer of SSI since August, 1989. From June 1985 through October 1988, Mr. Williams was the secretary of Kimmins Corp. a predecessor of KC. Mr. Williams has been employed by the Company and Kimmins Corp. in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.





                    Edward  J. Edenfield,  IV  is the  President and  Chief
               Operating Officer of Cumberland Casualty & Surety Company. Mr. Edenfield joined Cumberland Casualty & Surety Company in May of 1996 as Chief Operating Officer, and was promoted to President in September of 1996. He brings over sixteen (16) years of management experience in the insurance industry, specializing in contract and miscellaneous surety bonds. Prior to his involvement with Cumberland, Mr. Edenfield had various management and senior management positions in the insurance industry. Mr. Edenfield began his career in 1980 with Continental Insurance Company in their New York home office. Within the last five years prior to Cumberland Casualty & Surety Company, Mr. Edenfield has held the position of Assistant Vice President in charge of surety at Meadowbrook Insurance Group from August 1995 to May 1996; Vice President in charge of underwriting at Universal Surety of America from October 1994 to August 1995; Vice President in charge of underwriting at American Bonding Company from January 1992 to September 1994, and Assistant Secretary in charge of treaty and facultative reinsurance from March 1992 to December 1992. Mr. Edenfield completed his bachelor's degree in Business Administration with an emphasis in Economics from Lycoming College. Mr. Edenfield is presently a Board Member of The American Surety Association, and is involved in the National Association of Independent
               Sureties, as well as being a member of the National Association of Surety Bond Producers. Mr. Edenfield is responsible for administration and finance of the insurance operations at Cumberland.

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

                    Andrew  J.   Cohen  was   elected  as  a   Director  to
               Cumberland s Board effective February 24, 1997. Since June of 1972, Mr. Cohen has been co-President of ABC Fabric of Tampa, Inc. which is now the fourth largest private retail fabric company in the United States. Mr. Cohen brings both national marketing and corporate management experience to Cumberland.





          Beneficial Ownership Reporting Compliance
          -----------------------------------------

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

          Item 11.  Executive Compensation and Other Information
          --------  --------------------------------------------

          Summary Compensation Table
          --------------------------

               The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company s President for each of the three years ended December 31, 1998:


                                  Annual Compensation       Long-Term Compensation
                                     ----------------------------  ---------------------

            Name of                                      Other                    All
            Individual                                  Annual       Stock       other
            and Principal     Year   Salary   Bonus  Compensation   Options   Compensation
            Position

            Joseph M.
            Williams
              President and
              Treasurer . .   1998  $95,000 $30,000  $          - $        -  $         -

                              1997  $95,000 $30,000  $          - $        -  $         -

                              1996  $95,000 $37,000  $          - $        -  $         -
            /TABLE

          Aggregate Option  Exercises in 1998 and December  31, 1998 Option
          Values
          -----------------------------------------------------------------
          --

               The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 1998. No options were exercised by such persons in 1998.

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

             Joseph M. Williams      124,000/0            $248,000/0

          (1) Represents the dollar value of the difference between the value at December 31, 1998 and the option exercise price of unexercised options at December 31, 1998.

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

          Compensation of Directors
          -------------------------

               During the year ended December 31, 1998, the Company paid nonofficer Directors an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.





          Board Compensation Committee Report on Executive Compensation
          -------------------------------------------------------------

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

          Item 12. Security Ownership of Certain Beneficial Owners and -------- Management
                    -------------------------------------------------------
          --

          Commons  Stock   Ownership  of  Certain  Beneficial   Owners  and
          Management
          -----------------------------------------------------------------
          --

               The following table sets forth the number of shares of Cumberland s Common Stock beneficially owned as of December 31, 1998 by (i) persons known by Cumberland to own more than 5 percent of Cumberland s outstanding Common Stock, (ii) each director and officer of Cumberland, and (iii) all directors and executive officers of Cumberland as a group:





                                 Amount and Nature
             Name and Address      of Beneficial     Percent of Issued and
           of Beneficial Owner  Ownership of Common   Outstanding Common
                 (1) (2)               Stock                 Stock
          --------------------- ------------------- -----------------------

             Francis M.
              Williams  . . . .        4,285,886(3)                   78.7%

             Joseph M. Williams          358,783(4)                    6.6%
             George A. Chandler            2,669(5)                       *

             Andrew J. Cohen  .           42,590(6)                     .8%

             Edward J.
               Edenfield IV . .           12,000(7)                     .2%

             Kimmins Corp.  . .        1,723,290                      31.6%
             All directors and
               executive
               officers as a
               group (five
               persons) . . . .        4,701,928                      86.3%


              (1) The address of all officers and Directors of Cumberland listed above are in care of Cumberland at 4311 W. Waters Ave., Suite 501, Tampa, FL 33614.

              (2) Cumberland believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise noted.

              (3)   Includes   2,338,517  shares   owned  by   Mr.  Francis
                    Williams; 1,059,306 shares allocated to Mr. Williams based on his 61.5% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,690 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner. Mr. Williams owns 61.5% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.





              (4) Includes 8,800 shares owned by Mr. Joseph M. Williams; options to acquire 124,000 shares of Cumberland Common Stock; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested. Also includes
                    205,764 shares held by KC s 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of Cumberland Common Stock held by the ESOP, of which Mr. Williams is a trustee; Mr. Williams disclaims beneficial ownership of these shares.

              (5) Includes 1,869 shares owned by Mr. George A. Chandler and options to acquire 800 shares of Cumberland Common Stock.

              (6) Includes 72,540 shares owned by C&C Properties a partnership in which Mr. Cohen has a 50% ownership, 6,320 shares held in trust for Mr. Cohen s minor children.

              (7) Includes options to acquire 12,000 shares of Cumberland Common stock.

          Item 13.  Certain Relationships and Related Transactions
          --------  ----------------------------------------------

               Surplus Debentures/Term Note
               ----------------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1998, no payments could be made under the terms of the debenture.

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

               Effective November 10, 1998 Cumberland entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10,
          2001  and  bears interest  at 10%.   The  lender may  convert the





          principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six month anniversary and prior to the close of business on the maturity date.





               CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $14,907, $1,738 and $2,873 for the years ended December 31, 1998,
          1997 and 1996, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $282,193, 310,396 and $338,478 for years ended December 31, 1998, 1997 and 1996, respectively.





          Item 14.  Exhibits, Financial Statements, Schedules,  and Reports
          on
          --------  Form 8-K
                    -------------------------------------------------------

          (a) The following documents are filed as part of this Annual Report on Form 10-K

               1.   Financial Statements

                     -   Report of Independent Certified Public Accountants
                     -   Consolidated  balance sheets at  December 31, 1998
                         and 1997
                     - Consolidated statements of operations for each of the three years in the period ended December 31, 1998
                     - Consolidated statements of stockholders equity for each of the three years in the period ended December 31, 1998
                     - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998
                     -   Notes to consolidated financial statements

               2.   Financial statement schedules

                    II    -   Condensed Financial Information of Registrant
                    V     -   Valuation and Qualifying Accounts

               All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

               3.   The following  documents are filed as  exhibits to this
                   Annual Report on Form 10-K:

                    3(i) -  Articles of Incorporation
                    3(ii)-  Bylaws
                    10   -  Lease  agreement  with  Cumberland   Properties,
                            Inc.
                    11   -  Statement Re: Computation of earnings per share
                    22   -  Subsidiary list
                    23   -  Consent   of   Independent   Certified    Public
                            Accountants
                    27   -  Financial Data Schedule





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

           Date: March 31, 1999           CUMBERLAND TECHNOLOGIES, INC.
                                          -----------------------------


           Date: March 31, 1999           By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Date: March 31, 1999           By:  /s/ Joseph M. Williams
                                          -----------------------------
                                          Joseph M. Williams, President


           Date: March 31, 1999           By:  /s/ Francis M. Williams
                                          -----------------------------
                                          Francis M. Williams
                                          Chairman of the Board



           Date: March 31, 1999           By:  /s/ George A. Chandler
                                          -----------------------------
                                          George A. Chandler, Director



           Date: March 31, 1999           By:  /s/ Andrew J. Cohen
                                          -----------------------------
                                          Andrew J. Cohen, Director



           Date: March 31, 1999           By:  /s/ Carol S. Black
                                          -----------------------------
                                          Carol S. Black, Secretary
                                          (principal financial and
                                          accounting officer)





                              Annual Report on Form 10-K

                               Item 14(a), (c) and (d)

                  List of Financial Statements, Financial Statement
                                Schedules and Exhibits

                             Year Ended December 31, 1998


                            Cumberland Technologies, Inc.

                                    Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                      FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

               The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                       Page
                                                                       ----

          Report of Independent Certified Public Accountants  . . . . .  31

          Consolidated Balance Sheets at December 31, 1998 and 1997 . .  32

          Consolidated Statements of Operations for Each of the
             Three Years in the Period Ended December 31, 1998  . . . .  34

          Consolidated Statements of Stockholders  Equity for
             Each of the Three Years in
             the Period Ended December 31, 1998 . . . . . . . . . . . .  35

          Consolidated Statements of Cash Flows for Each of
             the Three Years in the Period Ended December 31, 1998  . .  36

          Notes to Consolidated Financial Statements  . . . . . . . . .  38

          The following consolidated financial statement schedules are filed as part of this report:

          Schedule II  Condensed Financial Information of Registrant  .  55

          Schedule V   Valuation and Qualifying Accounts  . . . . . . .  59

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.





                  Report of Independent Certified Public Accountants


          Board of Directors
          Cumberland Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




          March 19, 1999
          Tampa, Florida





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                    December 31
                                           -----------------------------
                                                      1998          1997
                                            ----------------------------

           Investments - Notes 1 and 3:
              Securities available-for-
              sale at fair value:
                Fixed maturities (cost:
                1998 - $2,049,787; 1997 -
                $3,551,313)  . . . . . . . $    2,081,770 $   3,590,458
                Equity securities
                  (cost: 1998 - $799,487;
                  1997 - $1,431,727) . . .        576,575     1,526,783
              Fixed maturity securities
                held-to-maturity, at
                amortized cost: (fair
                value, 1998 -$896,246; 1997
                - $1,002,280)  . . . . . .        860,508       982,528
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         44,427        45,314
              Short-term investments   . .        423,993       323,993
                                            ----------------------------
                Total investments  . . . .      3,987,273     6,469,076

              Cash and cash equivalents         4,202,351     1,803,530
              Accrued investment income            55,348        82,821

              Reinsurance recoverable  . .      2,306,372     2,016,756

              Accounts receivable:
                Trade less allowance for
                  doubtful accounts of -0-
                  and $113,120 at December
                  31, 1998 and 1997,
                  respectively . . . . . .      1,809,726     1,307,216
                Affiliate  . . . . . . . .        927,910       903,181
              Income tax recoverable   . .        120,000             -
              Deferred policy acquisition       1,246,555       812,745
                costs  . . . . . . . . . .
              Intangibles, net   . . . . .      1,455,525     1,680,633
              Other assets   . . . . . . .        233,991       245,425
                                            ----------------------------
                                           $   16,345,051 $  15,321,383
                                           ============== ==============
          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31
                                           -----------------------------
                                                      1998          1997
                                            ----------------------------
          Policy liabilities and accruals:
             Loss and loss adjustment      $    3,220,457 $   2,550,300
             expenses   . . . . . . . . .
             Unearned premiums  . . . . .       3,749,945     2,629,282
          Ceded reinsurance payable . . .       1,114,267     2,459,173
          Accounts payable and other              580,564       254,839
          liabilities . . . . . . . . . .
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,330,588     1,418,520
             Affiliate  . . . . . . . . .       1,000,000             -
                                            ----------------------------
             Total liabilities  . . . . .      10,995,821     9,312,114
          Stockholders' equity:
             Preferred stock, $.001 par
             value; 10,000,000 shares
             authorized, no shares issued               -             -
             Common stock, $.001 par
               value; 10,000,000
               shares authorized;
               5,763,070 shares issued at
               December 31, 1998 and 1997,          5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Accumulated other
               comprehensive (loss) . . .        (190,929)      134,201
             Accumulated deficit  . . . .      (1,414,826)   (1,093,417)
                                            ----------------------------
                                                5,612,949     6,259,488
             Less treasury stock, at cost,
               318,112 and 313,612 shares
               at December 31, 1998 and
               1997, respectively . . . .        (263,719)     (250,219)
                                            ----------------------------
             Total stockholders' equity         5,349,230     6,009,269
                                            ----------------------------
                                           $   16,345,051 $  15,321,383
                                            ============================

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended December 31
                                        ----------------------------------
                                                1998        1997       1996
                                         ----------- ----------- ----------
          REVENUE:
             Direct premiums earned:
               Affiliates . . . . . . .      14,907       1,738      2,873
               Nonaffiliates  . . . . .   8,526,254   5,836,655  1,149,377
             Reinsurance premiums
               assumed  . . . . . . . .   1,268,032   1,381,264  3,083,787
             Less reinsurance ceded   .  (2,275,509) (1,535,712)  (427,718)
                                         ----------- ----------- ----------
             Net premium income   . . .   7,533,684   5,683,945  3,808,319
             Net investment income  . .     377,218     408,050    403,919
             Net realized investment
               gains (losses) . . . . .    (437,565)    201,863    117,824
             Commission income  . . . .     710,058     859,862  1,385,964
             Other income:
               Affiliates . . . . . . .     289,207     310,396    338,478
               Nonaffiliates  . . . . .     537,775     305,733    314,889
                                         ----------- ----------- ----------
                                          9,010,377   7,769,849  6,369,393
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . .   2,648,074   1,792,117  1,670,640
             Amortization of deferred
               policy acquisition costs   2,252,195   1,778,808  1,532,355
             Operating expenses   . . .   4,313,278   3,903,476  3,255,805
             Interest expense:
               Affiliates . . . . . . .          -            -    372,066
               Nonaffiliates  . . . . .     118,239     124,928    121,271
                                         ----------- ----------- ----------
                                          9,331,786   7,599,329  6,952,137
                                         ----------- ----------- ----------
          Net income (loss) . . . . . .    (321,409)$   170,520 $ (582,744)
                                         =========== =========== ==========
          Weighted average number of
             shares   . . . . . . . . .   5,447,966   5,449,518  4,026,655
                                         =========== =========== ==========
          Net income (loss) per share   $      (.06)$      0.03 $     (.14)
                                         =========== =========== ==========

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                 Capital in
                                             Common Shares       Excess of
                                           Stock         Amount  Par Value
                                        -----------------------------------
          Balance at January 1, 1996  .   4,039,780 $     4,040 $2,044,794
             Purchase of 86,210 shares
               of treasury stock  . . .
             Conversion of term note for
               1,723,290 shares of
               common stock . . . . . .    1,723,290      1,723  5,168,147
             Net increase in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net (loss) income  . . . .
             Comprehensive loss . . . .
                                        -----------------------------------
          Balance at December 31, 1996    5,763,070       5,763  7,212,941

             Purchase of 3,139 shares
               of treasury stock  . . .
             Net increase in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net (loss)income . . . . .
             Comprehensive income . . .
                                        -----------------------------------
          Balance at December 31, 1997    5,763,070       5,763  7,212,941

             Purchase of 4,500 shares
               of treasury stock  . . .
             Net decrease in unrealized
               depreciation of
               available-for-sale
               securities . . . . . . .
             Net (loss) income  . . . .
             Comprehensive loss . . . .
                                        -----------------------------------
          Balance at December 31, 1998    5,763,070       5,763  7,212,941
                                        ===================================

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (continued)

                            Accumulated   Retained
                                     Other      Earnings    Treasury     Total
                                  Comprehensiv(accumulated   Stock    Stockholders
                                    e income    deficit)  ------------  ' Equity
                                  ------------------------------------------------
                                  ------------------------------------------------
                                  ------------------------            ------------


            Balance at January 1,      63,045 $  (681,193)   (140,915)  1,289,771
            1996  . . . . . . . .
              Purchase of 86,210
              shares of                                       (99,856)    (99,856)
                 treasury stock .

              Conversion of term
              note for                                                  5,169,870
                 1,723,290 shares
                 of common stock

              Net increase in
              unrealized               36,631                              36,631
                 depreciation
                 available-for-
                 sale securities

              Net (loss) income                  (582,744)               (582,744)
                                                                      ------------
                                                                      ------------
                                                                      ------------
              Comprehensive loss                                         (546,113)
                                  ------------------------------------------------
                                  ------------------------------------------------
                                  ------------------------------------------------

            Balance at December        99,676  (1,263,937)   (240,771)  5,813,672
            31, 1996  . . . . . .

              Purchase of 3,139
              shares of                                        (9,448)     (9,448)
                 treasury stock .





              Net increase in
              unrealized
                 depreciation of       34,525                              34,525
                 available-for-
                 sale securities

              Net (loss) income                   170,520                 170,520
                                                                      ------------
                                                                      ------------
                                                                      ------------

              Comprehensive                                               205,045
              income  . . . . . . ------------------------------------------------
                                  ------------------------------------------------
                                  ------------------------------------------------
            Balance at December      134,201   (1,093,417)   (250,219)  6,009,269
            31, 1997  . . . . . .

              Purchase of 4,500
              shares of                                       (13,500)    (13,500)
                 treasury stock .

              Net increase in
              unrealized
                 depreciation of    (325,130)                            (325,130)
                 available-for-
                 sale securities

              Net (loss) income                  (321,409)               (321,409)
                                                                      ------------
                                                                      ------------
                                                                      ------------
              Comprehensive loss                                         (646,539)
                                  ------------------------------------------------
                                  ------------------------------------------------
                                  ------------------------------------------------

            Balance at December     (190,929)  (1,414,826)   (263,719)  5,349,230
            31, 1998  . . . . . . ================================================
                                  =           =           =           =

          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31
                                        ----------------------------------
                                               1998        1997        1996
                                        ----------- -----------  ----------
          Operating activities:
          Net (loss) income . . . . . . $ (321,409) $  170,520  $ (582,744)
          Adjustments to reconcile net
            (loss) income to net cash
            (used in) provided by
            operating activities:
              Amortization/accretion of
               investment premiums and
               discounts  . . . . . . .        391      (2,788)     (6,052)
              Policy acquisition costs
               amortized  . . . . . . .  2,252,194   1,778,808   1,532,355
              Policy acquisition costs
               deferred . . . . . . . . (2,686,004) (1,956,364) (1,732,272)
              Depreciation and
               amortization . . . . . .    225,108     370,553     378,447
              Net realized loss(gain)
               on sales of investments     437,566    (201,863)   (117,824)
              Provision for bad debts            -     113,120           -
              Accrued interest on term
               notes, net . . . . . . .          -           -     404,337
              (Increase) decrease in:
               Accrued investment
                    income  . . . . . .     27,473       6,831      (2,421)
               Reinsurance recoverable    (289,616)   (425,900)    709,464
               Trade receivables  . . .   (502,510)   (852,285)   (139,675)
               Income tax recoverable     (120,000)          -           -
               Other assets . . . . . .     11,434      57,079    (232,148)
              Increase (decrease) in:
               Policy liabilities and
                  accruals  . . . . . .  1,790,820   1,325,672     319,801
               Ceded reinsurance
                  payable . . . . . . . (1,344,906)  1,690,766     165,504
               Accounts payable and
                  other liabilities . .    325,725    (148,246)   (713,730)
                                        ----------- -----------  ----------
          Net cash (used in) provided
            by operating activities . .   (193,734)  1,925,903     (16,958)


          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                              Year ended December 31
                                        ----------------------------------
                                               1998        1997        1996
                                        ----------- -----------  ----------
          Investing activities:
          Securities available-for-
           sale:
             Purchases - fixed
               maturities . . . . . . .   (968,313) (1,493,023)   (300,012)
             Sales - fixed maturities    2,479,916     954,039     620,000
             Purchases - equities   . . (2,819,999) (4,536,969) (3,249,846)
             Sales - equities   . . . .  2,999,085   4,269,885   3,628,259
          Securities held-to-maturity:
             Purchases  . . . . . . . .   (100,000)   (299,492)   (680,116)
             Maturities   . . . . . . .    127,140     985,000     310,000
          Proceeds from other
           investments  . . . . . . . .        887           -      25,529
          Software development costs  .          -           -     (99,938)
                                        ----------- ----------- -----------
          Net cash provided by (used
           in) investing activities   .  1,718,716    (120,560)    253,876
          Financing activities:
          Purchases of treasury stock      (13,500)     (9,448)    (99,856)
          Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . . .    (87,932)   (114,745)   (469,483)
          Net change in advances to
           (from) affiliates  . . . . .    (24,729)   (546,696)   (234,433)
          Net proceeds from short-term
           borrowings   . . . . . . . .  1,000,000           -           -
                                        ----------- ----------- -----------
          Net cash provided by (used
             in) financing activities      873,839    (670,889)   (803,772)
                                        ----------- ----------- -----------
          Increase (decrease) in cash
             and cash equivalents   . .  2,398,821   1,134,454    (566,854)
          Cash and cash equivalents,
             beginning of year  . . . .  1,803,530     669,076   1,235,930
                                        ----------- ----------- -----------
          Cash and cash equivalents,
             end of year  . . . . . . . $4,402,351  $1,803,530  $  669,076
                                        =========== =========== ===========


          See notes to consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1998

          1.   Summary of Significant Accounting Policies
                ------------------------------------------

                Organization
                ------------

                Cumberland Technologies, Inc. ( CTI ) f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CTI. KC then distributed to its stockholders CHI s common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ( SG ), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ( SA ), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ( ONS ), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ( Qualex ), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 was dissolved in June 1997. CTI and its subsidiaries are referred to herein as the Company.

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

                Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related taxes, reported as a separate component of other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included on the Statement of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

                Short-term investments primarily include certificates of deposit having maturities of more than three months when purchased, which are reported at cost which approximates fair value.

               Cash Equivalents
               ----------------

               The Company considers all highly liquid investments having a maturity of three months or less when purchased to be cash equivalents.





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

               Intangibles
               -----------

               Intangible assets are stated at cost and principally represent purchased customer accounts and the excess of costs over the fair value of identifiable net assets acquired ( Goodwill ). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Goodwill is being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

               The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company s carrying value of the goodwill and intangibles will be reduced by the estimated shortfall of cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Loss and Loss Adjustment Expenses
               ---------------------------------

               The liability for loss and loss adjustment expenses including incurred but not reported losses is based on the estimated ultimate cost of settling the claim using traditional paid and incurred loss development methods. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid loss and loss adjustment expenses is accrued when the related liability for unpaid losses is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to losses paid or in the process of settlement, such as internal costs of the claims function.

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

               Unearned premiums are calculated using the monthly pro rata basis.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Reinsurance
               -----------

               The Company assumes and cedes reinsurance and participates in various pools. The accompanying financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded (see Note 12). Amounts recoverable from reinsurers for unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policies.

               Revenue Recognition
               -------------------

               Direct insurance and assumed reinsurance premiums earned are recognized on a pro-rata basis over the period of risk. Commission income is recognized at the effective date of the bonds issued. Other income consisting primarily of consulting fees are recognized when the negotiated services are provided.

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

               The Company files a consolidated tax return that includes all of its subsidiaries. See Note 7.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Earnings Per Share
               ------------------

               Earnings (loss) per share is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options. Since the effect of including the entire 168,486 outstanding stock options in the denominator of the calculation for the year ended December 31, 1998 had no effect on the result of the calculation, and the effect of stock options for the years ended December 31, 1997, and 1996 would be antidilutive, earnings per share is the same on both a basic and diluted basis for 1998, 1997 and 1996.

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

               Use of Estimates
               ----------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               New Accounting Standards
               ------------------------

               As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( SFAS 130 ). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company net income or shareholders equity. SFAS 130 requires unrealized gains and losses on the Company s available for sale securities, which prior adoption were reported separately in shareholders equity to be included in other comprehensive income. All adjustments made between net income and comprehensive income for the Company are attributed to unrealized gains and losses. Prior year financial statements presented conform to the requirements of SFAS 130. See Note 16.

               Effective January 1, 1998, the Company adopted the Financial
          Accounting Standards Board s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for
          Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company's only material operating segment is the underwriting of surety insurance products. In accordance with Statement 131 the Company has not reported financial information on separate segments. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company s minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          1.   Summary of Significant Accounting Policies(continued)
               -----------------------------------------------------

               Reclassifications
               -----------------

               Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net loss or stockholders equity previously reported.

          2.   Related Party Transactions
               --------------------------

               CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership. CCS writes surety bonds for KC and its affiliates. Revenues attributable to surety bonds with KC and its affiliates were $14,907, $1,738 and $2,873 for the years ended December 31, 1998, 1997 and 1996, respectively. Qualex performs consulting services for KC and affiliates. Other income from affiliates consist primarily of consulting services provided to KC.

               Affiliate accounts receivable represents funds advanced and joint expenses that have not yet been reimbursed from KC and its affiliates. These receivables are paid periodically and no interest is charged on the outstanding balances which are payable on demand. Also included in affiliate accounts receivable at December 31, 1997 is a $135,000 note receivable from the Company s Chairman of the Board of Directors. During 1998, KC reimbursed SSI for certain project premiums that had been guaranteed by the Chairman. As a result, the note receivable was paid in full and a commission of $83,952 was recognized by CCS.

               At December 31, 1996, the Company was a guarantor for $2.25 million of borrowings made under the terms of a loan agreement entered into on December 8, 1995 between KC and a bank. During 1997, the Company was released by the bank as a guarantor on the note.

               Cumberland leases office space from a company owned by the Chairman of the Board of Directors at a monthly rate of $7,254. The lease is effective through December 31,2000.





                            CUMBERLAND TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          3.   Investments
               -----------
               The Company s investments in available-for-sale securities and held-to-maturity securities are summarized as follows:

                                                                                   Amortized     Gross      Gross     Estimated
                                                Cost    Unrealized  Unrealized Fair Value
                                            -----------    Gains      Losses   -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                                        ----------------------


            Available-for-sale securities at
            December 31, 1998:
              Fixed maturity securities:

                U.S. Government bonds . . . $1,553,407  $   19,426 $      563  $1,572,270

                State and municipal bonds .    496,380      13,120          -     509,500
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

            Total fixed maturity securities $2,049,787      32,546        563   2,081,770
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
              Equity securities . . . . . .    799,487          -     222,912     576,575
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $2,849,274  $   32,546 $  223,475  $ 2,658,345
                                            =========== ====================== ===========
                                            =           =          =           =

            Held-to-maturity securities at
            December 31, 1998:

              Fixed maturity securities:
                U.S. Government bonds . . . $  860,508  $   35,738 $        -  $  896,246
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $  860,508  $   35,738 $        -  $  896,246
                                            =========== ====================== ===========
                                            =           =          =           =





            Available-for-sale securities at
            December 31, 1997:

                 Fixed maturity securities:

                  U.S. Government and       $3,054,983  $   33,890 $    1,865  $3,087,008
                  government agency bonds .
                  State and municipal bonds    496,330       7,120          -     503,450
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

            Total fixed maturity securities $3,551,313  $   41,010 $    1,865  $3,590,458
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

                 Equity securities  . . . .  1,431,727     115,618     20,562   1,526,783
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------  ---------------------- -----------

            Total . . . . . . . . . . . . . $4,983,040  $  156,628 $   22,427  $5,117,241
                                            =========== ====================== ===========
                                            =           =          =           =
            Held-to-maturity securities at
            December 31, 1997:

                 Fixed maturity securities:

                  U.S. Government bonds . . $  982,528  $   19,752 $        -  $1,002,280
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------
                                            ----------- ---------------------- -----------

            Total . . . . . . . . . . . . . $  982,528  $   19,752 $        -  $1,002,280
                                            =========== ====================== ===========
                                            =           =          =           =
            /TABLE

                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)
               -----------------------

               The amortized cost and fair value of the Company s investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at December 31, 1998 are summarized, by stated maturity, as follows:




                                                                        Available-for-Sale         Held to Maturity
                                    ------------------------  ------------------------

                                      Amortized                Amortized
                    Maturity            Cost      Fair Value     Cost      Fair Value
            ----------------------- ------------ ------------------------ ------------

            Due in one year or less $   751,160  $   757,080 $         -  $         -

            Due after one year
              through five years        626,332      639,196     860,508      896,246

            Due after five years
              through ten years   .     125,915      125,994           -            -
            Due after ten years
              through fifteen years      50,000       50,000           -            -

            Due after twenty years      496,380      509,500           -            -
                                    ------------ ------------------------ ------------

                                    $ 2,049,787  $ 2,081,770 $   860,508  $   896,246
                                    ============ ======================== ============

               The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders equity at the end of the respective year.

               At  December 31, 1998 and 1997, the Company had $3.4 million and $5.3 million, respectively, in restricted  investments (fixed
          maturity  securities  and  short-term   investments).  Restricted
          investments primarily represent funds held as collateral in connection with reinsurance trust agreements and funds held as





          required   under   statutory  regulations   by   state  insurance
          departments.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          3.   Investments (continued)
               -----------------------

               Net investment income for the Company is comprised of the following:

                                              Year ended December 31
                                        ----------------------------------
                                                1998        1997       1996
                                         -----------  ---------- ----------
          Fixed maturity and equity
            securities  . . . . . . . . $   246,618 $   344,459 $  388,700
          Mortgage loans on real estate       6,711       4,105      4,613
          Short-term investments,
            including cash and cash
            equivalents . . . . . . . .     135,926      70,857     50,684
                                         ----------- ----------- ----------
                                            389,255     419,421    443,997
          Less investment expenses  . .     (12,037)    (1,1371)   (40,078)
                                         ----------- ----------- ----------
          Net investment income . . . . $   377,218 $   408,050 $  403,919


          Realized gain (loss) on
          available-for-sale
            securities:
            Fixed maturities - gains  .      15,589           -          -
            Equity securities - gains       226,613     201,863    117,824
            Equity securities - losses     (679,767)          -          -
                                         ----------- ----------- ----------
          Net realized investment gains $  (437,565)$   201,863 $  117,824
          (losses)  . . . . . . . . . .





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          4.   Fair Value of Financial Instruments
               -----------------------------------

               The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 are as follows:

                                                 December 31, 1998
                                            ----------------------------
                                                  Carrying
                                                    Amount    Fair Value
                                            ----------------------------
          Assets:
            Cash and cash equivalents,
            including short-term
             investments  . . . . . . . .  $    4,626,344 $   4,626,344
            Investments . . . . . . . . .       3,563,280     3,554,591
            Accounts receivable . . . . .       2,737,636     2,737,636
            Reinsurance receivable  . . .       2,306,372     2,306,372

            Liabilities:
             Long-term debt   . . . . . .  $    2,330,588 $   2,330,588
             Policy loss reserves   . . .       3,220,457     3,220,457
             Ceded reinsurance payable          1,114,267     1,114,267

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

               Cash and cash equivalents, short-term investments, accounts receivable and long-term debt: The carrying amount reported in the balance sheet approximates its fair value.

               Investments:  Fair values  for fixed maturity securities are
          based  on   quoted  market  prices,  where   available,  and  are
          recognized   in  the   balance   sheet   for   available-for-sale
          securities. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          5.   Intangibles
               -----------

               Intangibles at December 31 are comprised of the following:


                                                     1998           1997
                                           -------------- --------------
            Purchased customer accounts    $   1,084,041  $   1,084,041
            Noncompete agreements . . . .              -        234,000
            Goodwill  . . . . . . . . . .        926,661        926,661
                                               2,010,702      2,244,702
                                           -------------- --------------
            Less accumulated amortization        555,177       (564,069)
                                           -------------- --------------
                                           $   1,455,525  $   1,680,633
                                           ============== ==============

               Amortization expense amounted to $225,108 in 1998, $275,169 in 1997 and $306,175 in 1996.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          6.   Reserve for Losses and Loss Adjustment Expenses
               -----------------------------------------------

               The  following  table  provides   a  reconciliation  of  the
          beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 1998, 1997 and
          1996, to the gross amounts reported in the Company s consolidated balance sheets:
                                                    December 31
                                        ----------------------------------
                                                1998       1997        1996
                                         ----------------------   ---------
          Liability for losses and LAE,
            net of reinsurance
            recoverable on unpaid
            losses, at beginning of
            year  . . . . . . . . . . . $ 1,392,931 $  594,922  $1,052,547
          Provision for losses and LAE
            for claims occurring in the
            current year, net of
            reinsurance . . . . . . . .   2,331,074  1,743,117   1,008,640
          Increase in estimated losses
            and LAE for claims
            occurring in prior years,
            net of reinsurance  . . . .     317,000     49,000     662,000
                                         ----------------------  ----------
          Incurred losses during the
            current year, net of
            reinsurance . . . . . . . .   2,648,074  1,792,117   1,670,640
          Losses and LAE payments for
          claims, net of reinsurance,
          occurring during:                 557,997    553,629     422,544
              The current year  . . . .   1,802,428    440,479   1,705,721
              Prior years . . . . . . .  ----------------------  ----------
                                          2,360,425    994,108   2,128,265
                                         ----------------------  ----------
          Liability for losses and LAE,
            net of reinsurance
            recoverables on unpaid
            losses, at end of year  . .   1,680,580  1,392,931  $  594,922
          Reinsurance recoverables on
            unpaid losses at end of
            year  . . . . . . . . . . .   1,539,877  1,157,369   1,396,874
                                         ----------------------  ----------
          Liability for losses and LAE,
            gross of reinsurance
            recoverables on unpaid
            losses, at end of year  . . $ 3,220,457 $2,550,300  $1,991,796
                                         ----------------------  ----------





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Reserve for Losses and Loss Adjustment Expenses (continued)
               -----------------------------------------------------------

               Cumberland experienced deficiencies of $317,000, $49,000 and
          $662,000 for losses and loss adjustment expenses in 1998, 1997 and 1996, respectively. The deficiency in 1998 and 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected. The deficiency in 1996 is a result of additional claims expense on a 1993/94 pooling agreements.

               The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          7.   Income Taxes
               ------------

               There was no income tax expense or benefit recognized in 1998, 1997 or 1996.

               A reconciliation of the federal statutory income tax rate applied to pre-tax income (loss) and the effective income tax benefit rate is as follows:

                                                1998        1997       1996
                                         ----------- ----------- ----------
              Federal statutory tax
               rate . . . . . . . . . .      (34.0)%       34.0%    (34.0)%
              State income taxes, net
               of federal income tax
               benefit  . . . . . . . .        (3.0)        3.9      (3.7)%
              Income exempt from
               taxation and dividend
               exclusions . . . . . . .        (9.7)       (7.2)    (10.1)
              Differences between
               income statement and tax
               return . . . . . . . . .        (7.0)       69.3         -
              Utilization of NOL
               carryforwards  . . . . .        38.2      (110.1)     44.4
              Nondeductible expenses  .        15.5        10.1       3.4
                                        -----------  ----------- ----------
              Effective tax rate  . . .           -         -          -
                                         =========== =========== ==========





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          7.   Income Taxes (continued)
               ------------------------

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company s deferred tax liabilities and assets are as follows:

                                                    December 31
                                           -----------------------------
                                                1998           1997
                                           -------------- --------------
          Deferred tax liabilities:
            Deferred policy acquisition
              costs . . . . . . . . . . .  $      544,339 $     305,836
            Unrealized gains  . . . . . .               -        50,500
                                            ----------------------------
          Total deferred tax liabilities          544,339       356,336
                                            ----------------------------
          Deferred tax assets:
            Unrealized loss . . . . . . .         290,236             -
            Outside basis difference in
              investments . . . . . . . .          91,646        40,620
            Amortization of intangibles            96,160        69,028
            Unearned premiums . . . . . .         245,321       166,961
            Losses and loss adjustment
              expenses  . . . . . . . . .          54,885        19,050
            Net operating loss
              carryforward  . . . . . . .          85,789       232,012
            Alternative minimum credit
              carryforward  . . . . . . .          27,648        15,555
            Surplus note  . . . . . . . .         102,314       102,314
            Other, net  . . . . . . . . .          17,139         8,931
                                            ----------------------------
                                                1,011,138       654,471
            Less valuation allowance  . .        (466,799)     (298,135)
                                            ----------------------------
          Total deferred tax assets . . .         544,339       356,336
                                            ----------------------------
          Net deferred taxes  . . . . . .  $            - $           -
                                            ============================





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          7.   Income Taxes (continued)
               ------------------------

               The Company has net operating loss carryforwards as of December 31, 1998 of approximately $227,980 which generally expire in 2010 and 2011.

          8.   Long-Term Debt
               --------------

               Long-term debt consists of the following:

                                               December 31   December 31
                                                      1998          1997
                                            ----------------------------
          Affiliate:
            Note payable due November 10,
              2001  . . . . . . . . . . .  $    1,000,000 $           -
          Nonaffiliate:
            Note payable due March 1, 2002        374,087       377,077
            Note payable due June 30, 2010        956,501     1,041,443
                                            ----------------------------
                                           $    2,330,588 $   1,418,520
                                            ============================

               Notes Payable to Affiliate
               --------------------------

               Effective November 10, 1998, Cumberland entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into a common stock at $3.00 per share subsequent to a six month anniversary and prior to the maturity date.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          8.   Long-Term Debt (continued)
               --------------------------

               Notes Payable to Nonaffiliates
               ------------------------------

               In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest are payable monthly beginning April 1, 1997.

               Interest paid in 1998, 1997 and 1996 for term notes due nonaffiliates was $118,239, 124,298 and $121,271, respectively.

               Maturities of notes payable to nonaffiliates for the five years succeeding December 31, 1998 and thereafter are as follows:

                     Year Ending December
                              31
                     --------------------  --------------------

                             1999          $              49,158

                             2000                        183,471
                             2001                        184,254

                             2002                        181,002

                             2003                         72,637

                          Thereafter                     660,066

               Term Note Due Affiliate
               -----------------------

               In 1992, CTI entered into a term  note agreement with KC for
          the  outstanding  amount  of   a  debenture,  including  interest
          arrearage of $4,291,049. The term note was pari passi with the other debts of CCS, bearing interest at 10 percent of the unpaid principal and interest and was due on October 1, 2002. Interest and principal were due quarterly with minimum payments equal to one half of net earnings before interest and federal income





          taxes.





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

          9.   Employee Benefit Plan
               ---------------------

               On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual compensation. The Company's contributions to the plan totaled $11,701, $9,367 and $7,288 in 1998, 1997 and
          1996, respectively.

          10.  Stock Option Plan
               -----------------

               CTI has 400,000 shares of its common stock reserved for issuance for the exercise of options to be granted under CTI s 1991 stock option plan (the Plan ). Options granted under the Plan, in general, expire no later than ten years from the date of grant.

               As a result of the Distribution, options were granted to certain individuals, which vest over five years from the date of the grant. Options to purchase 52,586 shares of the Company s common stock, at no cost to the holders, were granted during 1992 and remain outstanding at December 31, 1998. All are currently exercisable. Effective October 1, 1992, the Company granted options to purchase 100,000 shares to its President at a price of $.125 per share. As of December 31, 1998, all of the options were exercisable.

               Effective May 22, 1996, the Company granted options to purchase 20,000 shares to the President of CCS at a price of $.75 per share. As of December 31, 1998, 12,000 of the options were exercisable. The Company granted options on July 26, 1996 to purchase 2,500 shares to an employee at a price of $1.00 per share. As of December 31, 1998, 1,500 of the options were exercisable.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          10.  Stock Option Plan (continued)
               -----------------------------

               Effective, March 18, 1998, the Company granted options to purchase 12,000 shares to certain individuals at CCS at a price of $2.25 per share. As of December 31, 1998, 2,400 of the options were exercisable.

               The Company has elected to follow Accounting Principles Board of Opinion No 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, required use of option valuation models that were not developed for use in valuing employee stock options since no material amount of options have been awarded since the effective date of Statement 123, the effect of applying Statement No. 123's fair value method to the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported based on APB 25.

          11.  Preferred Stock
               ---------------

               CTI is authorized to issue 1,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 1998.

          12.  Reinsurance
               -----------

               CCS assumes reinsurance through a program whereby its subsidiary, SSI, has contracted through a joint partnering agreement with St. Paul Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company ( St. Paul ) to pursue small to medium size contract and commercial surety business in states in which CCS is not licensed. CCS participates in the St. Paul agreement underwriting risk through a retrocessional treaty with St. Paul s reinsurer, Transatlantic Reinsurance Company.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          12.  Reinsurance (continued)
               -----------------------

               Effective October 1, 1996, CCS entered into a quota share agreement with First Indemnity of America Insurance Company whereby all of the premiums written through a shared underwriting office are subject to this treaty. Cumberland assumes 50% of the premiums written by FIA and cedes 50% of the premiums written by CCS.

               CCS assumed reinsurance primarily from a pooling agreement which expired in April, 1997 for which CCS assumed 10 percent of the risk with a maximum exposure to CCS of $125,000 per bond. CCS is still receiving residual revenues from a pooling agreement for which CCS assumed 25 percent and 20 percent of the risk with a maximum exposure to CCS of $125,000 and $600,000 per bond, respectively.

               The Company cedes to Transatlantic Reinsurance Company on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $235,000 per principal. Transatlantic Reinsurance Company is rated A+ by A.M. Best. For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, with a purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all registered investment advisor policies, which have an aggregate net liability limit of $500,000 per endorsement. The Company continues to have exposure to risk for reinsurance ceded in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force. Reinsurance does not relieve an insurer of its liability to policyholders, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          12.  Reinsurance (continued)
               -----------------------


                             1998                           1997                          1996
                                     ---------------------------    ---------------------------    ---------------------------
                                           -----------------             -----------------              -----------------

                                        Written         Earned        Written         Earned         Written         Earned
                                     ------------    ------------   ------------   ------------    ------------   ------------
                                       --------        --------       --------       --------        --------       --------

                  Direct premiums    $  9,451,746   $  8,541,161    $ 6,797,136      5,838,393       2,025,796      1,152,250

                  Assumed               1,478,109      1,268,032      1,189,689      1,381,264       2,890,050      3,083,787
                  premiums

                  Ceded premiums       (2,354,970)    (2,275,509)    (1,752,564)    (1,535,712)       (547,800)      (427,718)
                                      ------------   ------------   ------------   ------------    ------------   ------------
                                     --------       --------        --------       --------       --------        --------

                  Net premiums  .    $  8,574,885   $  7,533,684    $ 6,234,261    $ 5,683,945    $  4,368,046    $ 3,808,319
                                           =======        =======        =======        =======         =======        =======

               Loss and loss adjustment expenses in 1998, 1997, and 1996 are summarized as follows:

                                                1998        1997       1996
                                         ----------- ----------- ----------
               Direct . . . . . . . . . $ 1,743,448 $ 1,048,450 $  127,232
               Assumed  . . . . . . . .   1,343,334     741,351  1,587,890
               Ceded  . . . . . . . . .    (438,708)       2316    (44,482)
                                         ----------- ----------- ----------
               Net losses and loss
                 adjustment expenses  . $ 2,648,074 $ 1,792,117 $ 1,670,640
                                         =========== =========== ==========

               The Company reported reinsurance recoverables on paid losses of $408,708 and $448,553 at 1998 and 1997, respectively.


          13.  Statutory Accounting Practices and Regulatory Requirements
               --------------------------------------------------------

               Statutory surplus and net income (loss), as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          13. Statutory Accounting Practices and Regulatory Requirements (continued)
               ------------------------------------------------------------
          --

                                              Year Ended December 31
                                                1998        1997       1996
                                         ----------- ----------- ----------
          Statutory capital and surplus $ 4,843,478 $ 5,044,527 $5,034,662
          Net income (loss) . . . . . .      74,157 $   959,304 $ (293,204)

               CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed  or  permitted by  the  Florida  Insurance Department.
           Prescribed  statutory  accounting practices include  state laws, regulations,  and  general administrative  rules,  as  well as  a variety of publications of the National Association of Insurance Commissioners ( NAIC ). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project, which was completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

               Under applicable state insurance statues, CCS must maintain minimum capital and surplus of $2,500,000 (as of December 31, 1998). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 1998, no dividends from CCS are available for payment to the Company without the prior approval of the Department of Insurance.





                            CUMBERLAND TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          14.  Comprehensive Income
               --------------------

               The Company adopted the provisions of the SFAS No. 130, Reporting Comprehensive Income, in 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. For the Company comprehensive income is composed of reported net income and changes in the unrealized appreciation of available for sale investment portfolio. SFAS No. 130 requires the Company to report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the last two years.

                                            Consolidated Statements of
                                               Comprehensive Income
                                         Twelve Months Ended December 31
                                                     1998             1997
                                              -----------      -----------
          Net income (loss) . . . . . . $       (321,409)$        170,520
          Other comprehensive income,
             net of tax:

             Unrealized (depreciation)
             appreciation of available
             for sale securities
             arising during period  . .         (830,088)         161,425
                                              -----------      -----------
             Less:  reclassification
               adjustment for (losses)
               gains included in net    $      (504,958) $        126,000
               income                    ---------------- ----------------

             Comprehensive income   . . $       (649,539)$        205,045
                                         ================ ================

          15.  Subsequent Events
               -----------------

               On February 1, 1999 the Company filed a registration statement on Form S-8 to register 400,000 shares of stock available to participants of the 1991 Stock Option Plan.





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                    OF REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.

                                                       December 31
                                               ---------------------------

             Condensed Balance                           1998          1997
                  Sheets                        ------------- -------------
          ----------------------

          Assets:
             Trade receivables                 $           - $      21,835

           Accounts receivable
             from affiliates                               -             -

           Investment in wholly-
             owned subsidiaries                    1,701,379     2,385,867

           Other assets   . . .                       68,363        54,408
           Surplus debenture
             receivable from
             subsidiary   . . .                    5,026,354     4,763,854
                                                ------------- -------------

                                               $   6,796,096 $   7,225,964
                                                ============= =============

          Liabilities:

           Accounts payable to
             affiliates   . . .                    1,442,165     1,213,207
           Accounts payable   .                        4,701         3,488
                                                ------------- -------------

                                                   1,446,866     1,216,695

          Stockholders' equity:

           Common stock   . . .                        5,763         5,763
           Other stockholders'                     5,343,467     6,003,506
             equity   . . . . .                 ------------- -------------

                                                   5,349,230     6,009,269
                                                ------------- -------------

                                               $   6,796,096 $   7,225,964
                                                ============= =============





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.

                                           Year Ended December 31
                                 -----------------------------------------

          Condensed Statements
           of Operations              1998          1997          1996
          ---------------------- ------------- ------------- -------------

          Management fees from
           wholly- owned
           subsidiaries   . . .  $     217,892 $      88,378 $      62,557
          Interest income from
           subsidiary   . . . .        262,500       271,875       300,000
                                  ------------- ------------- -------------

                                       480,392       360,253       362,557

          Costs and expenses:

           Selling and
             administrative
             expenses   . . . .        415,242       294,901       133,834
           Interest expense to
             affiliates   . . .              -             -       372,066
                                  ------------- ------------- -------------

                                       415,242       294,901       505,900
                                  ------------- ------------- -------------

          Income (loss) before
           income taxes and
           equity in net income
           (loss) of
           subsidiaries   . . .         65,150        65,352      (143,343)

          Federal and state
           income tax
           benefits   . . . . .              -             -             -
          Equity in net income
           (loss) of
           subsidiaries   . . .       (386,559)      105,168      (439,401)
                                  ------------- ------------- -------------

          Net income (loss) . .  $    (321,409)$     170,520 $    (582,744)
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

          Notes to Condensed Financial Statements
          ---------------------------------------

          1.   Organization and summary of significant accounting policies
               -----------------------------------------------------------

               Organization - Cumberland Technologies, Inc. ( CTI or Cumberland ), a Florida corporation, was formed on November 18,
          1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution ). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc. ( SG ), Surety Associates ( SA ), and Qualex Consulting Group, Inc. ( Qualex ) (collectively together with Cumberland, the Company. ) CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include direct surety and, to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. SG, a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates, a South Carolina corporation, purchased by Cumberland in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services.

               For the years ended December 31, 1998 and 1997, CTI charged its subsidiaries excluding CCS, a management fee.





                    SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (CONTINUED)

                            CUMBERLAND TECHNOLOGIES, INC.


          Notes to Condensed Financial Statements (continued)
          ---------------------------------------------------

          2. Basis of Presentation - In the parent-company-only financial statements, the Company s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company s share of net income of its subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company s consolidated financial statements.

               Investment in subsidiaries at December 31, 1998 and 1997 include the net unrealized (depreciation) appreciation in available-for-sale securities held by CCS, of $(190,929) and $134,201 as of December 31, 1998 and 1997, respectively. These
          amounts  have  been  included  in the  CTI   other  stockholders
          equity  amounts.

          3.   Surplus Debenture Receivable from Subsidiary
               --------------------------------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1998, no payments could be made under the terms of the debenture.





                    SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                            CUMBERLAND TECHNOLOGIES, INC.


                                            Additions
                                               ---------------------

                                    Balance at Charged to Charged to           Balance at
                                     Beginning  Costs and   Other                End of
                  Description        of Period  Expenses   Accounts  Deductions  Period
            ----------------------- ---------- ---------- ---------- --------------------

            For the year ended
              December 31, 1996:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful accounts $ 67,209   $     -0-  $     -0-    $67,209 $      -0-
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                  valuation
                  allowance . . . . $374,149    321,120   $     -0- $      -0- $  695,269
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1997:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful
                  accounts  . . . . $     -0-  $113,120   $     -0- $      -0- $  113,120
                                    ========== ========== ========== ========== ==========

               Deferred income tax
                  valuation
                  allowance . . . . $695,269   $     -0-  $     -0- $  397,134 $  298,135
                                    ========== ========== ========== ========== ==========
            For the year ended
              December 31, 1998:

              Deducted from asset
               accounts:

               Allowance for
                  doubtful accounts $ 113,120        -0-  $     -0- $  113,120 $      -0-
                                    ========== ========== ========== ========== ==========





               Deferred income tax
                  valuation
                  allowance . . . . $298,135   $     -0-  $168,664  $      -0- $  466,799
                                    ========== ========== ========== ========== ==========
            /TABLE

            EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                            CUMBERLAND TECHNOLOGIES, INC.


                                              Year Ended December 31

                                                1998        1997       1996
                                         -----------  ----------  ---------

          Average shares outstanding  .   5,447,966   5,449,518  4,026,655
          Net effect of dilutive stock
           options  . . . . . . . . . .           -           -          -
                                         ----------- ----------- ----------

          Totals  . . . . . . . . . . .   5,447,996   5,449,518  4,026,655
                                         =========== =========== ==========

          Net income (loss) . . . . . .    (321,409)$   170,520 $ (582,744)
                                         =========== =========== ==========

          Earnings (loss) per share
           amount   . . . . . . . . . . $      (.06)$       .03 $     (.14)
                                         =========== =========== ==========





                     EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT

                            CUMBERLAND TECHNOLOGIES, INC.


          As  of   December  31,  1998,  the   subsidiaries  of  Cumberland
          Technologies, Inc. were as follows:

             - Surety Specialists, Inc.

             - Cumberland Casualty & Surety Company

             - Official Notary Service of Texas, Inc.

             - Qualex Consulting Group, Inc.

             - The Surety Group, Inc.

             - Associates Acquisition Corp. d/b/a Surety Associates, Inc.

           EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            CUMBERLAND TECHNOLOGIES, INC.

          We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-71537) pertaining to the 1991 Stock Option Plan of Cumberland Technologies, Inc. of our report dated March 19, 1999, with respect to the consolidated financial statements and schedules of Cumberland Technologies, Inc.
          included in the annual report (Form 10-K) for the year ended December 31, 1998.



          /s/:      ERNST & YOUNG LLP

          March 31, 1999
          Tampa, Florida