Form 10-Q
period 1999-03-31
CUMBERLAND TECHNOLOGIES INC
filed 1999-05-17
CIK 882087

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                         -----------------------------------
                                      FORM 10-Q

          [Mark One]

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1999.

                                          OR

          [  ] Transition Report  Pursuant to  Section 13 or  15(d) of  the
               Securities Exchange Act of 1934
                    For the transition period from _________ to __________.

                             Commission File No.  0-19727

                            CUMBERLAND TECHNOLOGIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Florida                       59-3094503
          -----------------------------------------------------------------
          (State or other jurisdiction       (I.R.S. Employer
          of incorporation)                  Identification No.)

          4311 West Waters Avenue
          Suite 501, Tampa, Florida                         33614
          -----------------------------------------------------------------
          (Address of principal executive office)           (Zip Code)

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

                    Yes  [X]       No   [  ]

                         Applicable Only to Corporate Issuers

          The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 1999 was 5,449,458 shares.





                            CUMBERLAND TECHNOLOGIES, INC.

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE
                                                                       ----

          PART I    FINANCIAL INFORMATION
          ------    ---------------------

                    Item 1.   Condensed consolidated balance sheets
                                 at March 31, 1999 and
                                 December 31, 1998  . . . . . . . . . . 1-2

                              Condensed consolidated statements
                                 of operations for the three months
                                 ended March 31, 1999
                                 and March 31, 1998.  . . . . . . . . . . 3

                              Condensed consolidated statements
                                 of cash flows for the
                                 three months ended
                                 March 31, 1999 and 1998  . . . . . . . . 4

                              Notes to condensed consolidated
                                 financial statements . . . . . . . .  5-11

                    Item 2.   Management's Discussion and Analysis
                                 of financial condition and
                                 results of operations  . . . . . . . 12-13


          PART II   OTHER INFORMATION
          -------   -----------------

                    Item 1.   Legal proceedings . . . . . . . . . . . .  14

                    Item 2.   Changes in securities . . . . . . . . . .  14

                    Item 3.   Defaults upon senior securities . . . . .  14

                    Item 4.   Submission of matters to a vote
                                 of security holders  . . . . . . . . .  14

                    Item 5.   Other information . . . . . . . . . . . .  14

                    Item 6.   Exhibits and Reports of Form 8-K  . . . .  14

                              Signatures  . . . . . . . . . . . . . . .  15





              UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION
                            ------------------------------

          Item 1.   FINANCIAL STATEMENTS
          -------   --------------------

                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31,    December 31,
                                                1999           1998
                                           -------------- --------------
                                             (Unaudited)
           ASSETS
           ------
           Investments:
              Securities available-for-
              sale at fair value:
                Fixed maturities . . . . . $    1,559,419 $   2,081,770
                Equity securities  . . . .        432,500       576,575
              Fixed maturity securities
                held-to-maturity, at
                amortized cost . . . . . .        860,974       860,508
              Residential mortgage loan on
                real estate, at unpaid
                principal  . . . . . . . .         44,150        44,427
              Short-term investments   . .        423,993       423,993
                                            ----------------------------
                Total investments  . . . .      3,321,036     3,987,273

           Cash and cash equivalents . . .      3,828,928     4,202,351
           Accrued investment income . . .         60,905        55,348

           Reinsurance recoverable . . . .      3,060,802     2,306,372

           Accounts receivable:
              Trade  . . . . . . . . . . .      1,684,967     1,809,726
              Affiliate  . . . . . . . . .        840,771       927,910
           Income tax recoverable  . . . .         51,750       120,000
           Deferred policy acquisition
              costs  . . . . . . . . . . .      1,278,409     1,246,555
           Intangibles, net  . . . . . . .      1,406,221     1,455,525
           Other assets  . . . . . . . . .        234,628       233,991
                                            ----------------------------
                                           $   15,768,417 $  16,345,051
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31     December 31,
                                                1999           1998
                                           -------------- --------------
                                             (Unaudited)
          LIABILITIES AND STOCKHOLDERS'
             EQUITY
          --------------------------------
          Policy liabilities and accruals:
             Loss and loss adjustment
               expenses . . . . . . . . .  $    3,307,390 $   3,220,457
             Unearned premiums  . . . . .       3,907,269     3,749,945
          Ceded reinsurance payable . . .         110,353     1,114,267
          Accounts payable and other
             liabilities  . . . . . . . .         655,957       580,564
          Long-term debt:
             Nonaffiliate   . . . . . . .       1,318,709     1,330,588
             Affiliate  . . . . . . . . .       1,000,000     1,000,000
                                            ----------------------------
             Total liabilities  . . . . .      10,299,678    10,995,821
          Stockholders' equity:
             Preferred stock, $.001 par
               value; 10,000,000
               shares authorized, no
               shares issued  . . . . . .               -            -
             Common stock, $.001 par
               value; 10,000,000
               shares authorized,
               5,763,070 shares issued at
               March 31, 1999 and December
               31, 1998 respectively  . .           5,763         5,763
             Capital in excess of par
               value  . . . . . . . . . .       7,212,941     7,212,941
             Accumulated other
               comprehensive losses . . .        (318,802)     (190,929)
             Accumulated deficit  . . . .      (1,167,444)   (1,414,826)
                                            ----------------------------
                                                5,732,458      5,612,949
             Less treasury stock, at cost,
               318,112 shares at March 31,
               1999 and December 31, 1998        (263,719)     (263,719)
                                            ----------------------------
             Total stockholders' equity         5,468,739     5,349,230
                                            ----------------------------
                                           $   15,768,417 $  16,345,051
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended March 31,
                                           -----------------------------
                                                1999           1998
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)

          REVENUES:

             Direct premiums earned   . .  $    2,302,022 $   1,802,610
             Reinsurance premiums assumed         417,406       383,390
             Less reinsurance ceded   . .        (560,181)     (447,542)
                                            ----------------------------
             Net premium income   . . . .       2,159,247     1,738,458

             Net investment income  . . .          88,249        97,993
             Net realized investment
               gains  . . . . . . . . . .           9,949        66,177
             Other income:
               Affiliates . . . . . . . .               -        51,380
               Nonaffiliates  . . . . . .         327,372       336,069
                                            ----------------------------
                                                2,584,817     2,290,077
          Benefits and expenses:
             Losses and loss adjustment
               expenses . . . . . . . . .         476,710       352,420
             Amortization of deferred
               policy acquisition costs           765,586       528,035
             Operating expenses   . . . .         972,972     1,059,224
             Interest expense   . . . . .          53,917        29,906
                                            ----------------------------
                                                2,269,185     1,969,585
                                            ----------------------------
          Income (loss) before income
             taxes  . . . . . . . . . . .         315,632       320,492
          Income taxes (benefit)  . . . .          68,250             -
                                            ----------------------------
          Net income (loss) . . . . . . .  $      247,382 $     320,492
                                            ============================
          Weighted average number of
             shares   . . . . . . . . . .       5,447,966     5,449,458
                                            ============================
          Net income (loss) per share . .  $          .05 $         .06
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                           -----------------------------
                                                1999           1998
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Operating activities:
          Net income (loss) . . . . . . .  $      247,382 $     320,492
          Adjustments to reconcile net
             income (loss) to net cash
             (used in) provided by
             operating activities:
               Amortization/accretion of
                 investment premiums and
                 discounts  . . . . . . .             421          (269)
             Policy acquisition costs
               amortized  . . . . . . . .        (765,586)     (528,035)
             Policy acquisition costs
               deferred . . . . . . . . .         733,732       347,084
             Depreciation and amortization         49,303        66,027
             Net realized (gain) on sales
               of investments . . . . . .          (9,949)      (66,177)
             Accrued interest on term
               notes, net . . . . . . . .               -        29,906
             (Increase) decrease in:
               Accrued investment income           (5,557)       11,664
               Reinsurance recoverable  .        (754,430)      385,941
               Trade receivables  . . . .         124,759       217,396
               Income tax recoverable . .          68,250             -
               Other assets . . . . . . .            (637)       (6,800)
             Increase (decrease) in:
               Policy liabilities and
                 accruals . . . . . . . .         244,257        229,263
               Ceded reinsurance payable       (1,003,914)     (559,916)
               Accounts payable and other
                 liabilities  . . . . . .          75,393        54,780
                                            ----------------------------
          Net cash (used in) provided by
             operating activities   . . .        (996,576)      501,356


              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            Three Months Ended March 31,
                                           -----------------------------
                                                1999           1998
                                           -------------- --------------
                                             (Unaudited)    (Unaudited)
          Investing activities:
          Securities available-for-sale :
             Sales - fixed maturities   .         511,262       725,000
             Purchases - equities   . . .          36,354    (1,239,600)
             Sales - equities   . . . . .               -     1,248,715
          Proceeds from sales and
           maturities of investments  . .             277            86
          Net advances to (from)
           affiliates   . . . . . . . . .          87,139       176,143
                                            ----------------------------
          Net cash provided by investing
           activities   . . . . . . . . .         635,032       910,344
          Financing activities:
          Payments on short-term
           borrowings and long-term
           debt   . . . . . . . . . . . .         (11,879)      (77,815)
                                            ----------------------------
          Net cash (used in) financing
           activities   . . . . . . . . .         (11,879)      (77,815)
                                            ----------------------------
          Increase (decrease) in cash and
           cash equivalents   . . . . . .        (373,423)    1,333,885
          Cash and cash equivalents,
           beginning of period  . . . . .       4,202,351     2,127,523
                                            ----------------------------
          Cash and cash equivalents, end
           of period  . . . . . . . . . .  $    3,828,928 $   3,461,408
                                            ============================

              See notes to condensed consolidated financial statements.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    MARCH 31, 1999

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               Organization  -  Cumberland  Technologies,  Inc.  ( CTI   or
                Cumberland ), (f/k/a  Cumberland Holdings, Inc.)  a Florida
               corporation,  was  formed on  November  18,  1991, to  be  a holding company and a wholly-owned subsidiary of Kimmins Corp. ( KC ). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ( CCS ) and Surety Specialists, Inc. ( SSI ) to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution ). Cumberland Technologies, Inc., ( the Company ) is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ( CCS ), Surety Specialists, Inc. ( SSI ), The Surety Group, Inc. ( SG ), Associates Acquisition Corp. d/b/a Surety Associates ( SA ) and Qualex Consulting Group, Inc. ( Qualex ) in the delivery of speciality surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, this segment of the surety industry has delivered its products through an antiquated manual process. Because of this need to advance technologically, the Company developed a software product called Bond-Pro . This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company s business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro .

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

               Reclassifications -   Certain amounts in  the 1998 financial
               statements have been reclassified to conform to the 1999 financial statement presentations.

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

          2.   Net Income Per Share
               --------------------

               Net income per share for the three months ended March 31, 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          3.   Investments
               -----------

               Change  in Unrealized Appreciation:  The increase (decrease)
               in   unrealized  appreciation  of  investments  recorded  in
               shareholders  equity was as follows:

                                                       Twelve Months
                                       Three Months    Ended
                                       Ended           December 31,
                                       March 31, 1999  1998
                                       --------------  --------------

                Fixed maturities  . .  $      11,185   $      31,983

                Equities  . . . . . .       (329,987)       (222,912)
                                       --------------  --------------
                 Total change in
                   unrealized
                   appreciation   . .  $    (318,802)  $    (190,929)
                                       ==============  ==============


          4.   Income Taxes
               ------------

               The Company s provision for income taxes for the quarter ended March 31, 1999 has an effective rate of 22% after utilization of the Company s net operating loss carryforward of approximately $227,908. The Company elected not to set up a provision for income taxes for the quarter ending March 31, 1998 due to its net operating loss carryforward of approximately $841,568.

          5.   Term Note Due Affiliate
               -----------------------

               In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS s surplus, as defined below, exceeds $4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 31, 1998, no amounts could be paid by CCS to CTI under the terms of the debenture.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          5.   Term Note Due Affiliate (continued
               ----------------------------------

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

               Effective October 1, 1996, CTI issued 1,723,290 shares at the fair value of $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Service, Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870 (including accrued interest).

          6.   Notes Payable
               -------------

               Affiliate
               ---------

               Effective November 10, 1998, Cumberland entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into a common stock at $3.00 per share subsequent to a six-month anniversary and prior to the maturity date.

               Nonaffiliate
               ------------

               In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 9%. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          7.   Intangibles
               -----------

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

          11.  Statutory Accounting Practices
               ------------------------------

               Our underwriting operations are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribe accounting principles, which differ from GAAP. On a statutory accounting basis, our underwriting operations reported income net of taxes of $360,232 at March 31, 1999 and $74,157 at December 31, 1998.
               Statutory surplus (shareholders' equity) of these operations was $4,892,105 and $4,843,478 as of March 31, 1999 and
               December 31, 1998, respectively.

          12.  Comprehensive Income
               --------------------

               We adopted the provisions of the SFAS No. 130, Reporting Comprehensive Income, in 1998. Comprehensive income is defined as any change in our equity from transactions and other events originating from nonowner sources. In our case, those changes are composed of our reported net income and changes in the unrealized appreciation of our investment portfolio. SFAS No. 130 requires that we report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the last two years.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          12.  Comprehensive Income (continued)
               --------------------------------
                      Consolidated Statements of Comprehensive Income
                                        (Unaudited)
                     ------------------------------------------------

                                               Three Months Ended March 31
                                              ----------------------------

                                                       1999           1998
                                              -------------  -------------
                Net income  . . . . . . . .   $    247,382   $    320,493

                Change in unrealized
                 (depreciation)
                 appreciation   . . . . . .       (127,873)        27,755
                                              -------------  -------------

                Comprehensive income  . . .   $    119,509   $    348,248
                                              =============  =============

          13.  Year 2000
               ---------

               The Company has employed consultants to address its Year 2000 issues in conjunction with the Company s own information technology staff. Excluding the costs for the Company s own information technology personnel, the total cost of compliance is expected to be approximately $100,000 (of which $41,000 including equipment upgrades will be a capital expenditure). All costs (except capital) have been and will be expensed as incurred and will be funded from the normal operating cash flows.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          13.  Year 2000 (continued)
               ---------------------

               The Company has developed an in-house surety administrative system Bond-Pro . Bond-Pro is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. Bond-Pro is a window-based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (Year
               2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company s operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company s operations. There can be no assurance, however, that such problems will not arise.

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

          14.  Subsequent Events
               -----------------

               On February 1, 1999, the Company filed a Registration Statement on Form S-8 to register 400,000 shares of stock available to participants of the 1991 Stock Option Plan.





                            CUMBERLAND TECHNOLOGIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          Forward-looking Statement Disclosure
          ------------------------------------

          This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as experts, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning the effects of competition on premiums and revenues, expectations regarding Year 2000 issues and the Company s efforts to address them.

          All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company s competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company s ability to pass on price increases, plans to install the Bond-Pro program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company s expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company s expectations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                           -------------------------------

               The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $14,700,000 at March 31, 1999, respectively. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $7,200,000 in 1999 in addition to the amount earned in 1998. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

               At March 31, 1999, the Company s $15,768,417 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 46 percent in cash and investments (including accrued investment income), 35 percent in receivables and reinsurance recoverables, 17 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

               The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

               Net  cash (used  in)  provided by  operating activities  was
          ($996,576) and $501,356 for the three months ended March 31, 1999 and 1998, respectively. In 1999 the cash used in operating activities was primarily attributable to a net decrease in ceded reinsurance payable. Net cash provided in operating activities during 1998 is attributed to a net increase in reinsurance recoverables and trade receivables, which is offset by a decrease in policy liabilities, ceded reinsurance payable and policy acquisition costs, net of amounts deferred.

               Net cash provided by investing activities was $635,032 and $910,344 for the three months ended March 31, 1999, and 1998, respectively. Investing activities consist of purchases and sales and maturities of investments.





          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                RESULTS OF OPERATIONS
                                ----------------------

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------------

               During the three months ended March 31, 1999, net premium income totaled $2,159,247 representing an increase of 24 percent from that of the same period in 1998 ($1,738,458). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first three months of 1999 as compared to the same period during 1998, direct premiums increased $425,484 (22%); net assumed premiums decreased $143,932 (21%) and ceded premiums increased $134,868 (28%). The Company did not record pooling agreement assumption premiums for the first quarter of 1999 which accounts for the decrease in assumed premiums. Ceded premiums increase as the volume of direct premiums increase based on their relationship under the Company s reinsurance treaties.

               Net investment income for the first quarter of 1999 as compared to the same period during 1998 reflect no significant changes. Net realized gains during 1998 were $56,228 higher than realized gains for the same period of 1999. Other income decreased by $60,076 during the first three months of 1999 when compared to 1998. The decrease is attributable to the Company s market focus of direct premium writings for CCS. As a result, subsidiary company s earnings attributed to income earned in other markets have decreased.

               During the three months ended March 31, 1999 and 1998, benefits and claims expenses increased to $476,710 from $352,420. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $124,290 is consistent with the flow of premiums when comparing the first quarter of 1999 to the same period of 1998.

               During  the   three  months   ended  March  31,   1999,  the
          amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

               Operating expenses decreased by $87,844 or 9% for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease is attributed to a decrease in salary and payroll expenses, consulting fees, travel and other general expenses and is partially offset by an increase in taxes, license and fees.

               The increase in interest expense in 1999 is attributed to the interest on the note payable to affiliate of $1,000,000





          executed in the fourth quarter of 1998.





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

                         None

          Item 2.        Changed in securities
                         ---------------------

                         None

          Item 3.        Defaults upon senior securities
                         -------------------------------

                         None

          Item 4.        Submission  of  matters  to  a  vote  of  security
          holders
                         --------------------------------------------------

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

           Date: May 17, 1999              By: /s/ Joseph M. Williams
           ------------------------------  ------------------------------
                                           Joseph M. Williams
                                           President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)

           Date: May 17, 1999              By: /s/ Carol S. Black
           ------------------------------  ------------------------------
                                           Carol S. Black
                                           Secretary and
                                           Chief Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)