Form 10-Q
period 1999-06-30
CUMBERLAND TECHNOLOGIES INC
filed 1999-08-13
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 1999.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from to _______ to _______.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
           ((Exact name of registrant as specified in its charter)

            Florida                                        59-3094503
  (State or other jurisdiction of incorporation)   (I.R.S.   Employer
                                                       Identification No.)

      4311 West Waters Avenue, Suite 501
            Tampa, Florida                                33614
(Address of principal executive office)                (Zip code)

                                     (813) 885-2112
              (Registrant's telephone number, including area code)

                                 Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Applicable Only to Insurers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 1999 was 5,444,958 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                     INDEX
                                                                            PAGE

PART I            FINANCIAL INFORMATION

        Item 1.   Condensed consolidated balance sheets at
                     June 30, 1999 and December 31, 1998                     1-2

                  Condensed consolidated  statements of operations for the
                     six months ended June 30, 1999 and June 30, 1998          3

                  Condensed consolidated  statements of operations for the
                      three months ended June 30, 1999 and June 30, 1998       4

                  Condensed consolidated statements of  cash flows
                      for the six  months ended June 30, 1999 and 1998         5

                  Notes to condensed consolidated financial statements      6-12

      Item 2.     Management's  Discussion  and  Analysis  of  Financial
                       Condition and Results of Operations                 13-15


PART II     OTHER INFORMATION

            Item 1.           Legal proceedings                               16

            Item 2.           Changes in securities                           16

            Item 3.           Defaults upon senior securities                 16

            Item 4.           Submission  of  matters  to a
                              vote  of  security holders                      16

            Item 5.           Other information                               16

            Item 6.           Exhibits and Reports of Form 8-K                16

                              Signatures                                      17

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,      December 31, 1998
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)
ASSETS

Investments:
   Securities  available-for-sale  at fair value:
      Fix maturities                       $     1,311,690   $     2,081,770
      Equity securities                            461,500           576,575
      Fixed maturity securities
          held-to-maturity, at
          amortized cost                           861,448           860,508
   Residential mortgage loan on real
     estate, at unpaid principal                    43,868            44,427
   Short-term investments                          430,239           423,993
                                           ------------------------------------
      Total investments                          3,108,745         3,987,273

Cash and cash equivalents                        4,473,674         4,202,351
Accrued investment income                           53,941            55,348

Reinsurance recoverable                          3,185,175         2,306,372

Accounts receivable:
   Trade                                         2,294,193         1,809,726
   Affiliate                                       918,939           927,910
Income tax recoverable                                   -           120,000
Deferred policy acquisition costs                1,435,830         1,246,555
Intangibles, net                                 1,356,916         1,455,525
Other assets                                       239,303           233,991
                                           ====================================
                                           $    17,066,716   $    16,345,051
                                           ====================================








          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,      December 31, 1998
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Policy liabilities and accruals:
   Loss and loss adjustment expenses       $    3,354,120    $     3,220,457
   Unearned premiums                             4,372,116         3,749,945
Ceded reinsurance payable                          194,729         1,114,267
Accounts payable and other liabilities           1,258,323           580,564
Amortized cost
Long-term debt:
   Nonaffiliate                                  1,306,559         1,330,588
   Affiliate                                     1,000,000         1,000,000
                                           ------------------------------------
      Total liabilities                         11,485,847        10,995,821
Stockholders' equity:
   Preferred   stock,   $.001  par  value;
     10,000,000 shares authorized,
     no shares issuedissued                              -                 -
   Common stock, $.001 par value;
     10,000,000 shares authorized, 5,763,070
     shares issued at June 30, 1999 and
     December 31,1998 respectively                   5,763             5,763
Capital in excess of par value                   7,212,941         7,212,941
Accumulated other comprehensive losses            (322,002)         (190,929)
Accumulated deficit                             (1,052,114)       (1,414,826)
                                           ------------------------------------
                                                 5,844,588         5,612,949
Less  treasury  stock, at cost,
     318,112 shares at June 30, 1999
     and December 31, 1998                        (263,719)         (263,719)
                                           ------------------------------------
Total stockholders' equity                       5,580,869         5,349,230
                                           ------------------------------------
                                           $    17,066,716   $    16,345,051
                                           ====================================















          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six Months Ended June 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
REVENUES:

   Direct premiums earned                  $    4,674,426    $     3,922,511
   Reinsurance premiums assumed                    982,741           488,968
   Less reinsurance ceded                      (1,227,912)          (838,559)
                                           ------------------------------------
   Net premium income                            4,429,255         3,572,920

   Net investment income                           176,018           213,144
   Net realized investment gains                     9,946           170,318
   Other income:
      Affiliates                                         -           126,862
      Nonaffiliates                                705,636           823,809
                                           ------------------------------------
                                                 5,320,855         4,907,053
Benefits and expenses:
   Losses and loss adjustment expenses           1,058,079           880,956
   Amortization of deferred policy
      acquisition costs                          1,586,837         1,153,668
   Operating expenses                            2,085,663         2,166,046
   Interest expense                                107,564            59,622
                                           ------------------------------------
                                                 4,838,143         4,260,292
                                           ------------------------------------
Income (loss) before income taxes                  482,712           646,761
Income taxes (benefit)                             120,000                 -
                                           ------------------------------------
Net income (loss)                          $       362,712   $       646,761
                                           ====================================
Weighted average number of shares          $     5,444,958   $     5,449,458
                                           ====================================
Net income (loss) per share                $           .07   $           .12
                                           ====================================















          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended June 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
REVENUES:

   Direct premiums earned                  $    2,372,402    $     2,119,901
   Reinsurance premiums assumed                    565,334           105,578
   Less reinsurance ceded                        (667,730)          (391,017)
                                           ------------------------------------
   Net premium income                            2,270,006         1,834,462

   Net investment income                            87,769           115,151
   Net realized investment gains                       (3)           104,141
   Other income:
      Affiliates                                         -            75,482
      Nonaffiliates                                378,263           487,740
                                           ------------------------------------
                                                 2,736,035         2,616,976
Benefits and expenses:
   Losses and loss adjustment expenses             581,368           528,536
   Amortization of deferred policy
      acquisition costs                            821,250           625,633
   Operating expenses                            1,112,690         1,106,824
   Interest expense                                 53,647            29,715
                                           ------------------------------------
                                                 2,568,955         2,290,708
                                           ------------------------------------
Income (loss) before income taxes                  167,080           326,268
Income taxes (benefit)                              51,750                 -
                                           ====================================
Net income (loss)                          $       115,330   $       326,368
                                           ====================================
Weighted average number of shares          $     5,444,958   $     5,449,458
                                           ====================================
Net income (loss) per share                $           .02   $           .06
                                           ====================================















          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Six Months Ended June 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
Operating activities:
Net income                                 $       362,712   $       646,761
Adjustments to reconcile net  income
   (loss) to net
   Cash (used in) provided by operating activities:
      Amortization/accretion of investment
         premiums and discounts                        472              (289)
      Policy acquisition cost amortized        (1,586,837)          (757,907)
      Policy acquisition costs deferred          1,397,562           352,622
      Depreciation and amortization                 98,609           126,499
      Net realized (gain)on sales of
        investments                                 (9,946)         (170,318)
      Income tax expense                           120,000                 -
      Accrued interest on term notes, net                -            59,622
      (Increase) decrease in:
         Accrued investment income                   1,407            29,226
         Reinsurance recoverable                 (878,803)           322,324
         Trade receivables                       (484,467)          (612,084)
         Other assets                              (5,312)            16,655
      Increase (decrease) in:
         Policy liabilities and accruals           755,834           900,181
         Ceded reinsurance payable               (919,538)        (1,831,824)
         Accounts payable and other
            liabilities                           677,759            179,476
                                           ------------------------------------
Net cash (used in)  provided by  operating
  activities                                     (470,548)          (739,056)
Investing activities:
Securities available-for-sale:
      Purchases - fixed maturities               (100,000)          (842,319)
      Sales - fix maturities                      826,262          1,787,151
      Purchases - equities                              -         (1,846,235)
      Sales - equities                             36,354          2,152,210
Securities held-to-maturity:
      Maturities                                        -            127,140
      Purchase - short-term investment             (6,246)          (100,000)
Proceeds from sales and maturities of
  investments                                         559                348
Net advances to(from) affiliates                    8,971             66,528
                                           ------------------------------------
Net cash provided by investing activities         765,900          1,344,823
Financing activities:
Payments on short-term borrowings and
long-term debt                                    (24,029)          (124,577)
                                           ------------------------------------
Net cash (used in) financing activities           (24,029)          (124,577)
                                           ------------------------------------
Increase (decrease)in cash and cash
  equivalents                                     271,323            481,190

Cash and cash equivalents, beginning of
  period                                        4,202,351          1,803,530
                                           ------------------------------------
Cash and cash equivalents, end of period   $     4,473,674   $     2,284,720
                                           ====================================

          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

1.     Summary of Significant Accounting Policies

      Organization - Cumberland Technologies, Inc. ("CTI" or "Cumberland"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution").
      Cumberland Technologies, Inc., ("the Company") is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ("CCS"), Surety Specialists, Inc. ("SSI"), The Surety Group, Inc. ("SG"), Associates Acquisition Corp. d/b/a Surety Associates ("SA") and Qualex Consulting Group, Inc. ("Qualex") in the delivery of speciality surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, this segment of the surety industry has delivered its products through an antiquated manual process. Because of this need to advance technologically, the Company developed a software product called Bond-Pro(TM)This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company's business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro(TM).

      Principles of Consolidation - The consolidated financial statements include the accounts of CTI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

      Use of Estimate - We make estimates and assumptions that have an effect on the amounts that we report in our financial statements. Our most significant estimates are those relating to our reserves for losses and loss adjustment expenses. We continually review our estimates and make adjustments as necessary, but actual results could turn out significantly different than what we envisioned when we made these estimates.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCL&L STATEMENTS (UNAUDITED)


2.     Net Income Per Share

      Net income per share for the six months ended June 30, 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

3.     Investments

      Change  in   Unrealized   Appreciation:   The  increase   (decrease)  in
      unrealized appreciation of investments recorded in shareholders' equity was as follows:

                                      Six                Twelve Months
                                    Months              Ended December
                                Ended June 30,             31, 1998
                                     1999
                               ------------------------------------------------
      Fixed maturities         $      (21,015)         $       31,983
      Equities                       (300,987)               (222,912)
                               ================================================
        Total change in
         unrealized
         appreciation          $     (322,002)         $     (190,929)
                               ================================================

4.    Income Taxes

      The Company's provision for income taxes for the six months ending June 30, 1999 has an effective rate of 29% after utilization of the Company's net operating loss carryforward of approximately $227,980. The Company elected not to set up a provision for income taxes for the quarter ending June 30, 1998 due to its net operating loss carryforward of approximately $841,568.

5.    Term Note Due Affiliate

      In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are due quarterly only if and when CCS's surplus, as defined below, exceeds S4,000,000 and are limited to an amount equal to one-half of the statutory net income before dividends and federal and foreign income taxes of CCS during that year. In 1992, the debenture due to KC from CCS was assigned to CTI. As of December 3 1, 1998, no amounts could be paid by CCS to CTI under the terms of the debenture.

      On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due to CCS. As a result, CCS increased paid-in capital to $1,000,000.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCL&L STATEMENTS (UNAUDITED)


5.    Term Note Due Affiliate (continued)

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

      Affiliate

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

      Nonaffiliate

      In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 9%. Principal and interest payments at 9% of $11,104 are due monthly beginning April 1, 1997.

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

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCL&L STATEMENTS (UNAUDITED)


7.     Intangibles (continued)

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

8.    Loss and Loss Adjustment Expenses

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

9.    Unearned Premiums

      Unearned premiums are calculated using the monthly pro rata basis for miscellaneous bonds and completion date or anticipated contract completion date for contract bonds.

10.   Reinsurance

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

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10.   Reinsurance (continued)

      Accounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying consolidated financial statements.

11.   Statutory Accounting Practices

      Our underwriting operations are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribe accounting principles, which differ from GAAP. On a statutory accounting basis, our underwriting operations reported income net of taxes of $477,617 at June 30, 1999 and $74,157 at December 31, 1998. Statutory surplus (shareholders' equity) of these operations was $4,814,340 and $4,843,478 as of June 30, 1999 and December 31, 1998, respectively.

12.   Comprehensive Income

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

               Consolidated Statements of Comprehensive Income
                                   (Unaudited)
      ------------------------------------------------------------------------
                                            Six Months Ended June 30,
                                          ------------------------------------
                                                1999              1998
                                          ------------------------------------
      Net income                          $       362,712   $   646,761
      Change in unrealized (depreciation)
         Appreciation                            (131,073)      151,155
                                          ====================================
      Comprehensive income                $       231,639   $   495,606
                                          ====================================

13.   Year 2000

      The Company has employed consultants to address its Year 2000 issues in conjunction with the Company's own information technology staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $100,000 (of which $41,000 including equipment upgrades will be a capital expenditure). All costs (except capital) have been and will be expensed as incurred and will be funded from the normal operating cash flows.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


13.   Year 2000 (continued)

      The Company has developed an in-house surety administrative system "Bond-Pro(TM)." Bond-Pro(TM) is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. Bond-Pro(TM) is a window-based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (Year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company's operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

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

14.   Subsequent Events

      On February 1, 1999, the Company filed a Registration Statement on Form S-8 to register 400,000 shares of stock available to participants of the 1991 Stock Option Plan.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Forward-looking Statement Disclosure

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as experts, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning the effects of competition on premiums and revenues, expectations regarding Year 2000 issues and the Company's efforts to address them.

All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(TM) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                         LIQUIDITY AND CAPITAL RESOURCE


      The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $14,400,000 at June 30, 1999. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $6,900,000 in 1999 in addition to the amount earned in 1998. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

      At June 30, 1999, the Company's $17,066,716 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 45 percent in cash and investments (including accrued investment income), 38 percent in receivables and reinsurance recoverables, 16 percent in intangibles and deferred policy acquisition costs and 1 percent in other assets.

      The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

      Net cash used in operating activities was $470,548 and $739,056 for the six months ended June 30, 1999 and 1998, respectively. Net cash used in providing operating activities during 1999 is attributed to an increase in trade and reinsurance receivables and policy and other liabilities which is offset by a decrease in reinsurance payables. Net cash used in operating activities during 1998 is attributed to a net increase in reinsurance recoverables and trade receivables, which is offset by a decrease in policy liabilities, ceded reinsurance payable and policy acquisition costs, net of amounts deferred.

      Net cash provided by investing activities was $765,900 and $1,344,823 for the six months ended June 30, 1999, and 1998, respectively. Investing activities consist of purchases and sales and maturities of investments.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                              RESULTS OF OPERATIONS

            COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      During the six months ended June 30, 1999, net premium income totaled $4,429,255 representing a net increase of 24 percent from that of the same period in 1998 ($3,572,920). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market. During the first six months of 1999 as compared to the same period during 1998, direct premiums increased $751,913 (19%); assumed premiums increased $493,773 (101%) and ceded premiums increased $389,352 (46%). CCS's reinsurance assumed premiums increased as a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(TM) issuance program. The increase in ceded premiums is related to the volume of direct and assumed premiums based on their relationship under the Company's reinsurance treaties.

      Net investment income for the six months ending June 30, 1999 decreased by $37,126 or 17%. The decrease results from the decline in interest rates in 1999 and 1998. The Company has maintained its cash balance in U.S. Treasury money market funds to optimize its investment position. Net realized gains were $9,946 and $170,318 for the periods ending June 30, 1999 and 1998, respectively. Other income decreased by $245,035 or 26%. The decrease is attributable to the Company's market focus of direct writings for CCS. As a result, subsidiary company's earnings attributed to income earned in other markets have decreased.

      During the six months ended June 30, 1999 and 1998, benefits and claims expenses increased to $1,058,079 from $880,956. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $177,123 is consistent with the flow of premiums when comparing the period ending June 30, 1999 to the same period of 1998.

      During the six months ended June 30, 1999, the amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned. Amortization of deferred policy acquisition costs represent commission incurred as they relate to premiums earned.

      Operating expenses decreased by $80,384 or 4% for the period ending June 30, 1999 when compared to the same period in 1998. The decrease is attributed to a decrease in salary and payroll expenses, consulting fees and other general expenses and is partially offset by an increase in legal fees and travel expenses.

      The increase in interest expense in 1999 is attributed to the interest on the note payable to affiliate of $1,000,000 executed in the fourth quarter of 1998.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                              RESULTS OF OPERATIONS

           COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      During the three months ended June 30, 1999, net premium income totaled $2,270,006 representing an increase of 24 percent from that of the same period in 1998 ($1,834,462). During the three months ending June 30,1999 as compared to the same period during 1998, direct premiums increased $252,501 (12%); assumed premiums increased $459,756 (435%) and ceded premiums increased $276,713 (71%). Assumed premium increased as a result of the quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(TM) issuance program. Ceded premiums increase as the volume of direct premiums increase based on their relationship under the Company's reinsurance treaties.

      Net investment income for the three months ending June 30, 1999 as compared to the same period during 1998 decreased $27,382. Net decrease reflects the decreasing interest rates on the bond and money market holdings of the Company. Net realized gains during 1998 were $104,144 higher than realized gains for the same period of 1999. Other income decreased by $184,958 during the three months ending June 30, 1999 when compared to 1998. The decrease is attributable to the Company's market focus of direct premium writings for CCS. As a result, subsidiary company's earnings attributed to income earned in other markets have decreased.

      During the three months ended June 30, 1999 and 1998, benefits and claims expenses increased to $581,368 from $528,536. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $52,833 is consistent with the flow of premiums when comparing the three months ending June 30,1999 to the same period of 1998.

      During the three months ended June 30, 1999, the amortization of deferred policy acquisition costs increase is consistent with the increase in premiums written and earned.

      Operating expenses decreased by $5,866 or 1% for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998.

      The increase in interest expense in 1999 is attributed to the interest on the note payable to affiliate of $1,000,000 executed in the fourth quarter of 1998.

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

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CUMBERLAND TECHLOGIES, INC.


Date: August 13, 1999                    By:  /s/  Joseph M. Williams
     -------------------------------     ----------------------------
                                         Joseph M. Williams
                                         President and Chief Executive Officer
                                         (Principle Executive Officer)

Date: August 13, 1999                    By:  /s/  Carol S. Black
     -------------------------------     ------------------------
                                         Carol S. Black
                                         Secretary and Chief Financial Officer
                                         (Principle Accounting and Financial
                                         Officer)