Form 10-Q
period 1999-09-30
CUMBERLAND TECHNOLOGIES INC
filed 1999-11-15
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
              For the quarterly period ended September 30, 1999.
                                       OR
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                       For the transition period from ________ to _________.

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

                                 (813) 885-2112
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 1999 was 5,468,239 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX
                                                                            PAGE

PART I            FINANCIAL INFORMATION

        Item 1.  Condensed consolidated balance sheets
                    at September 30,1999 and December 31, 1998               1-2

                 Condensed consolidated statements of operations
                    for the nine months ended September 30, 1999
                    and September 30, 1998                                     3

                 Condensed consolidated statements of operations
                    for the three months ended September 30, 1999
                    and September 30, 1998                                     4

                 Condensed consolidated statements of cash flows
                    for the nine months ended
                    September 30, 1999 and 1998                                5

                 Notes to condensed consolidated financial statements       6-12

        Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations       13-15


PART II     OTHER INFORMATION

        Item 1.  Legal proceedings                                            16

        Item 2.  Changes in securities                                        16

        Item 3.  Defaults upon senior securities                              16

        Item 4.  Submission of matters to a vote of security holders          16

        Item 5.  Other information                                            16

        Item 6.  Exhibits and Reports of Form 8-K                             16

                 Signatures                                                   17

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,   December 31, 1998
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)
ASSETS

Investments:
   Securities  available-for-sale  at fair value:
      Fix maturities                       $     1,280,150   $     2,081,770
      Equity securities                            322,875           576,575
   Fixed maturity securities held-to-maturity
     held at amortized costs                       861,928           860,508
   Residential   mortgage   loan  on  real
     estate, at unpaid principal                    43,581            44,427

   Short-term investments                          430,239           423,993
                                           ------------------------------------
      Total investments                          2,938,773         3,987,273

Cash and cash equivalents                        4,650,889         4,202,351
Accrued investment income                           55,595            55,348

Reinsurance recoverable                          3,703,781         2,306,372

Accounts receivable:
   Trade                                         2,885,578         1,809,726
   Affiliate                                     1,013,811           927,910
Income tax recoverable                                   -           120,000
Deferred policy acquisition costs                1,571,105         1,246,555
Intangibles, net                                 1,307,612         1,455,525
Other assets                                       342,358           233,991
                                           ====================================
                                           $    18,469,502   $    16,345,051
                                           ====================================


          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,   December 31, 1998
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Policy liabilities and accruals:
   Loss and loss adjustment expenses       $     3,574,234    $    3,220,457
   Unearned premiums                             4,714,809         3,749,945
Ceded reinsurance payable                          611,290         1,114,267
Accounts payable and other liabilities           1,233,863           580,564
Income tax payable                                 231,100                 -
Long-term debt:
   Nonaffiliate                                  1,294,135         1,330,588
   Affiliate                                     1,000,000         1,000,000
                                           ------------------------------------
      Total liabilities                         12,659,431        10,995,821
Stockholders' equity:
   Preferred   stock, $.001  par  value;
     10,000,000 shares authorized,
     no shares issued                                    -                 -
   Common stock, $.001 par value;
     10,000,000 shares authorized,
     5,815,356 shares issued at
     September 30, 1999; 5,763,070 shares
     issued at December 31,1998                      5,816             5,763
Capital in excess of par value                   7,220,731         7,212,941
Accumulated other comprehensive losses           (377,639)          (190,929)
Accumulated deficit                              (775,118)        (1,414,826)
                                           ------------------------------------
                                                6,073,790          5,612,949
Less treasury stock, at cost, 318,112
     shares at September 30, 1999 and
     December 31, 1998                           (263,719)          (263,719)

                                           ------------------------------------
Total stockholders' equity                       5,810,071         5,349,230
                                           ------------------------------------
                                           $    18,469,502   $    16,345,051
                                           ====================================




          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Nine Months Ended September 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
REVENUES:

   Direct premiums earned                  $    7,359,043    $     6,102,701
   Reinsurance premiums assumed                 1,545,840            951,808
   Less reinsurance ceded                      (1,835,414)        (1,644,486)
                                           ------------------------------------
   Net premium income                           7,069,469          5,410,023

   Net investment income                          251,783            303,501
   Net realized investment gains                   15,918            142,800
   Other income:
      Affiliates                                         -           126,862
      Nonaffiliates                              1,073,104         1,139,351
                                           ------------------------------------
                                                 8,410,274         7,122,537
Benefits and expenses:
   Losses and loss adjustment expenses           1,672,561         1,582,625
   Amortization of deferred policy
      acquisition costs                          1,798,983         1,074,435
   Operating expenses                            3,779,142         3,639,449
   Interest expense                                160,936            89,059
                                           ------------------------------------
                                                 7,411,622         6,385,568
                                           ------------------------------------
Income (loss) before income taxes                  998,652           736,969
Income taxes (benefit)                             351,100           120,000
                                           ------------------------------------
Net income (loss)                          $       647,552   $       616,969
                                           ====================================
Weighted average number of shares          $     5,468,239   $     5,448,965
                                           ====================================
Net income (loss) per share                $           .12   $           .11
                                           ====================================





          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended September 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
REVENUES:

   Direct premiums earned                  $    2,684,616    $     2,180,191
   Reinsurance premiums assumed                   563,098            462,839
   Less reinsurance ceded                        (607,502)          (805,927)
                                           ------------------------------------
   Net premium income                            2,640,212         1,837,103

   Net investment income                            75,766            90,357
   Net realized investment gains                     5,973           (27,518)
   Other income:
      Nonaffiliates                                367,467           315,543
                                           ------------------------------------
                                                 3,089,418         2,215,485
Benefits and expenses:
   Losses and loss adjustment expenses             614,482           701,669
   Amortization of deferred policy
      acquisition costs                            517,238           243,362
   Operating expenses                            1,388,387         1,150,809
   Interest expense                                 53,372            29,437
                                           ------------------------------------
                                                 2,573,479         2,125,277
                                           ------------------------------------
Income (loss) before income taxes                  515,939            90,208
Income taxes (benefit)                             231,100           120,000
                                           ====================================
Net income (loss)                          $       284,839   $       (29,792)
                                           ====================================
Weighted average number of shares          $     5,468,239   $     5,448,965
                                           ====================================
Net income (loss) per share                $           .05   $          (.01)
                                           ====================================






          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Nine Months Ended September 30,
                                           ------------------------------------
                                                 1999              1998
                                           ------------------------------------
                                              (Unaudited)       (Unaudited)
Operating activities:
Net income                                 $       647,552   $       616,969
Adjustments   to   reconcile   net  income
   (loss) to net
   Cash (used in) provided by operating activities:
      Amortization/accretion of investment
         premiums and discounts                        234               177
      Policy acquisition cost amortized         (1,798,983)         (943,914)
      Policy acquisition costs deferred          1,474,433           506,932
      Depreciation and amortization                147,913           175,803
      Net realized (gain)on sales of
         investments                               (15,918)         (142,800)
      Income tax expense                           351,100           120,000
      Accrued interest on term notes, net                -            89,059
      (Increase) decrease in:
         Accrued investment income                    (247)           14,007
         Reinsurance recoverable                (1,397,409)          314,943
         Trade receivables                      (1,075,852)       (1,301,588)
         Other assets                             (108,367)            4,491
      Increase (decrease) in:
         Policy liabilities and accruals         1,318,641         1,113,792
         Ceded reinsurance payable                (502,977)       (1,214,778)
         Accounts payable and other
          liabilities                              653,299           495,628
                                           ------------------------------------
Net cash (used in) provided by operating
 activities                                       (306,581)         (151,279)
Investing activities:
Securities available-for-sale:
      Purchases - fixed maturities                (358,700)         (968,312)
      Sales - fix maturities                     1,086,262         2,287,151
      Purchases - equities                               -        (2,702,235)
      Sales - equities                             155,311         2,999,086
Securities held-to-maturity:
      Maturities                                         -           127,140
      Purchase - short-term investment             (6,246)          (100,000)
Proceeds from sales and maturities of
  investments                                         846                615
Net advances to (from) affiliates                 (85,901)           (43,505)
                                           ------------------------------------
Net cash provided by investing activities         791,572          1,599,940
Financing activities:
Purchase of treasury stock                              -            (13,499)
Payments on short-term borrowings and
  long-term debt                                  (36,453)          (165,374)
                                           ------------------------------------
Net cash (used in) financing activities           (36,453)          (178,873)
                                           ------------------------------------
Increase (decrease) in cash and cash
  equivalents                                     448,538          1,269,788

Cash and cash equivalents, beginning  of
  period                                        4,202,351          1,803,530
                                           ====================================
Cash and cash equivalents, end of period   $    4,650,889   $      3,073,318
                                           ====================================
          See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

1.     Summary of Significant Accounting Policies

      Organization - Cumberland Technologies, Inc. ("CTI" or "Cumberland"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution").
      Cumberland Technologies, Inc., ("the Company") is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ("CCS"), Surety Specialists, Inc. ("SSI"), The Surety Group, Inc. ("SG"), Associates Acquisition Corp. d/b/a Surety Associates ("SA") and Qualex Consulting Group, Inc. ("Qualex") in the delivery of speciality surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, this segment of the surety industry has delivered its products through an antiquated manual process. Because of this need to advance technologically, the Company developed a software product called Bond-Pro(R). This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company's business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro(R).

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

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCL&L STATEMENTS (UNAUDITED)


2.    Net Income Per Share

      Net income per share for the nine months ended September 30, 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a primary and fully diluted basis.

3.    Investments

      Change  in   Unrealized   Appreciation:   The  increase   (decrease)  in
      unrealized appreciation of investments recorded in shareholders' equity was as follows:

                                      Nine
                                     Months               Twelve Months
                                Ended September         Ended December
                                   30, 1999                31, 1998
                               ------------------------------------------------
      Fixed maturities         $      (51,012)         $       31,983
      Equities                       (326,627)               (222,912)
                               ================================================
        Total change in
         unrealized
         appreciation          $     (377,639)         $     (190,929)
                               ================================================

4.    Income Taxes

      The  Company's  provision  for  income  taxes for the nine  months  ending
      September 30, 1999 and 1998 has an effective rate of 34% and 16%, respectively. The rate for 1998 is a result of the Company's net operating loss carryforward.

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

11.   Statutory Accounting Practices

      Our underwriting operations are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribe accounting principles, which differ from GAAP. On a statutory accounting basis, our underwriting operations reported income net of taxes of $644,232 at September 30, 1999 and $74,157 at December 31, 1998. Statutory surplus (shareholders' equity) of these operations was $5,316,570 and $4,843,478 as of September 30, 1999 and December 31, 1998, respectively.

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

               Consolidated Statements of Comprehensive Income
                                   (Unaudited)
      ------------------------------------------------------------------------
                                           Nine Months Ended September 30,
                                          ------------------------------------

                                                   1999          1998
                                          ------------------------------------
      Net income                          $       647,552   $   616,969
      Change in unrealized (depreciation)
         appreciation                            (186,710)   (1,099,556)
                                          ====================================
      Comprehensive income                $       460,842   $  (482,587)
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

                          CUMBERLAND TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


13.   Year 2000 (continued)

      The Company has developed an in-house surety administrative system "Bond-Pro(R)." Bond-Pro(R) is an agency surety bond administration system that issues bonds, tracks underwriting, and accounting and reporting from its database. Bond-Pro(R) is a window-based program and is year 2000 compliant. The Company is aware of the issues that many computer systems will face as the millennium (Year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, and other customers and vendors are not likely to have a material adverse effect on the Company's operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

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

      On November 12, 1999, the Company filed a Form 8-K to register changes in Registrant's Certifying Accountant.

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

All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                         LIQUIDITY AND CAPITAL RESOURCE


      The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write premiums up to an amount equal to three times its statutory surplus, or approximately $15,900,000 at September 30, 1999. Therefore, based upon statutory guidelines, the Company could increase earned premiums by approximately $7,500,000 in 1999 in addition to the amount earned in 1998. The primary sources of liquidity for the Company are funds generated from surety premiums, investment income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are payment of losses and loss adjustment expenses, insurance operating expenses, and commissions.

      At September 30, 1999, the Company's $18,469,502 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 41 percent in cash and investments (including accrued investment income), 41 percent in receivables and reinsurance recoverables, 16 percent in intangibles and deferred policy acquisition costs and 2 percent in other assets.

      The Company maintains a liquid operating position and follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

      Net cash used in operating activities was $306,581 and $151,279 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in providing operating activities during 1999 is primarily attributed to net policy acquisition costs. Net cash used in operating activities during 1998 is not attributable to specific items and represents the net effects of all operating activities.

      Net cash provided by investing activities was $791,572 and $1,599,940 for the nine months ended September 30, 1999, and 1998, respectively. Investing activities consist of purchases and sales and maturities of investments.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                              RESULTS OF OPERATIONS

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      During the nine months ended September 30, 1999, net premium income totaled $7,069,468 representing a net increase of 31 percent from that of the same period in 1998 ($5,410,023). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market. During the first nine months of 1999 as compared to the same period during 1998, direct premiums earned increased $1,256,342 (21%); assumed premiums increased $594,032 (62%) and ceded premiums increased $190,928 (12%). CCS's reinsurance assumed premiums increased as a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(R) issuance program. The increase in ceded premiums is related to the volume of direct and assumed premiums based on their relationship under the Company's reinsurance treaties.

      Net investment income for the nine months ending September 30, 1999 decreased by $51,718 or 17%. The decrease results from the decline in interest rates in 1999. The Company has maintained its cash balance in U.S. Treasury money market funds to optimize its investment position. Net realized gains were $15,918 and $142,800 for the periods ending September 30, 1999 and 1998, respectively. Other income decreased by $193,110 or 15%. The decrease is attributable to the Company's market focus of direct writings for CCS. As a result, subsidiary company's earnings attributed to income earned in other markets have decreased.

      During the nine months ended September 30, 1999 and 1998, benefits and claims expenses increased to $1,672,561 from $1,582,625. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid.

      During the nine months ended September 30, 1999, the amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned. Amortization of deferred policy acquisition costs represent commission incurred as they relate to premiums earned.

      Operating expenses increased by $127,743 or 4% for the period ending September 30, 1999 when compared to the same period in 1998. The increase is primarily attributed to an increase in salary and travel expenses which are directly related to Company growth.

      The increase in interest expense in 1999 is attributed to the interest on the note payable to affiliate of $1,000,000 executed in the fourth quarter of 1998.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                              RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      During the three months ended September 30, 1999, net premium income totaled $2,640,212 representing an increase of 44 percent from that of the same period in 1998 ($1,837,103). During the three months ending September 30,1999 as compared to the same period during 1998, direct premiums increased $504,426 (23%); assumed premiums increased $100,258 (22%) and ceded premiums increased $198,425 (25%). Assumed premium increased as a result of the quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(R) issuance program. Ceded premiums increase as the volume of direct premiums increase based on their relationship under the Company's reinsurance treaties.

      Net investment income for the three months ending September 30, 1999 as compared to the same period during 1998 decreased $14,591. The decrease reflects the decreasing interest rates on the bond and money market holdings of the Company. Net realized gains during 1999 were $5,937 as compared to realized capital losses of $27,518 for the same period during 1998. Other income increased by $51,925 during the three months ending September 30, 1999 when compared to 1998. The increase reflects subsidiary earnings from non-affiliated entities.

      During the three months ended September 30, 1999 and 1998, respectively, benefits and claims expenses decreased to $87,187 or 12%. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid.

      During the three months ended September 30, 1999, the amortization of deferred policy acquisition costs increase represents commissions incurred as they relate to premiums written. Commissions on written premiums are deferred proportionally over the life of the contract which fluctuates based on the contract size.

      Operating expenses increased by $237,579 or 21% for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. The increase is attributed to premium taxes and salary expense.

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

             None

Item 3.      Defaults upon senior securities

             None

Item 4.      Submission of matters to a vote of security holders

             Cumberland Technologies, Inc. Annual Shareholders' Meeting was held on September 9, 1999.

             The three Directors nominated by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees. The Directors were elected by the following votes:

                                     In Favor        Withheld      Not Voted
                                     ---------------------------------------

             Francis M. Williams     5,261,788        4,329         230,877
             George A. Chandler      5,261,788        4,329         230,877
             Andrew J. Cohen         5,261,788        4,329         230,877

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


Date: November 15, 1999                  By:  /s/  Joseph M. Williams
     -------------------------------     ----------------------------
                                         Joseph M. Williams
                                         President and Chief Executive Officer
                                         (Principle Executive Officer)

Date: November 15, 1999                  By:  /s/  Carol S. Black
     -------------------------------     ------------------------
                                         Carol S. Black
                                         Secretary and Chief Financial Officer
                                         (Principle Accounting and Financial
                                         Officer)