Form 10-K
period 1999-12-31
CUMBERLAND TECHNOLOGIES INC
filed 2000-04-14
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[Mark One]

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                            59-3094503
     ---------------------------                       -------------------
     (State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                       Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                    33614
     -------------------------------------------       --------------
     (Address of principal executive offices)          (Zip Code)

                                 (813) 885-2112
                           --------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class           Name of each exchange on which registered
     -------------------           -----------------------------------------
     Common Stock                  The NASDAQ Stock Market

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

                                   $2,556,232
                                   ----------
 Aggregate            market  value  of  voting  stock  (Common  Stock)  held by nonaffiliates of the Registrant as of March 15, 2000

                5,497,244 shares of Common Stock $.001 par value
                ------------------------------------------------
        Number of shares of Common Stock outstanding as of March 27, 2000

                    Documents incorporated by reference: NONE

                                     PART I


         Item 1.           Business
         -------           --------

         General

         Cumberland Technologies, Inc. ("CTI" or "Cumberland"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). Cumberland Technologies, Inc., ("the Company") is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ("CCS"), Surety Specialists, Inc. ("SSI"), The Surety Group, Inc. ("SG"), Associates Acquisition Corp. d/b/a Surety Associates ("SA") and Qualex Consulting Group, Inc. ("Qualex") in the delivery of specialty surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Traditionally, this segment of the surety industry has delivered its products through an antiquated manual process. Because of this need to advance technologically, the Company developed a software product called Bond-Pro(R). This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company's business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro(R).

         CCS is a property and casualty insurance company that was incorporated in Texas on May 4, 1988 and redomesticated in Florida, on September 2, 1994. CCS is licensed in twenty-six states, the District of Columbia, and Guam. It holds a certificate of authority from the United States Department of the Treasury, which qualifies CCS as an acceptable surety on Federal bonds. CCS is rated "B+" (Very Good) by A.M. Best.

         CCS currently has applications for admission pending in various states. Most of these states have a lengthy applications process in which the admission filing must be updated with certain financial and nonfinancial information until the insurance department decides to approve an application. The insurance department is not restricted as to the amount of time if may take to approve an application. All applications are updated as new information becomes available and CCS is waiting for inquiries or actions by these pending states. Those states in which CCS has not yet applied for licensing generally require additional years of operating history or additional capital and surplus. Once CCS has met these requirements, it is anticipated that the applications for admission will be submitted accordingly. CCS is currently attempting to obtain additional state licenses in order to spread its risk of loss geographically and to increase its sales of direct surety and insurance products. Management believes that CCS can function profitability selling direct surety and insurance products in the states in which it is currently licensed.

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

         In addition, SSI generates additional revenues through a joint partnering agreement with St. Paul, Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company ("St. Paul") to pursue small to medium size contract and commercial surety business on a country wide basis (the "St. Paul Agreement"). The St. Paul Agreement allows SSI to solicit surety business in states in which CCS is not licensed, thereby significantly increasing the Company's geographic spread of risk. It also facilitates St. Paul agents access to the Company's Bond-Pro(R) issuance system. CCS participates in the St. Paul Agreement underwriting risk through a retrocessional treaty.

         Qualex, a Florida corporation, formed in November 1994, provides claim and contracting consulting services to the surety and construction industries. CCS purchases claim consulting services from Qualex on a contract basis.

         The   percentages   of  gross   revenue   generated  by  the  Company's
subsidiaries for the year ended December 31, 1999 are as follows:

                          Subsidiary         Revenue Percentage
                          ----------         ------------------

                           CCS                     83%
                           SSI                      5
                           Qualex                   5
                           SA                       3
                           SG                       4
                                                  ----
                                                  100%
                                                  ====

         The term "the Company" unless the context otherwise requires, refers to Cumberland Technologies, Inc. and its subsidiaries. The principal executive offices of the Company are located at 4311 West Waters Avenue, Suite 401, Tampa, Florida 33614. The Company's telephone number is (813) 885-2112, its facsimile number is (813) 885-6734 and its web site is www.cumberlandtech.com.

         Surety Products

         CCS underwrites a wide variety of surety bonds for small to medium size surety accounts. CCS also assumes underwriting risk from other surety companies under various reinsurance arrangements. Contract surety bonds center primarily on performance and payment bonds issued for the construction industry. The bonds guarantee that a contractor will fulfill their obligations, with respect to performing the scope of work defined in the contract and fulfilling their financial obligations. CCS's typical bond is less than $500,000 with aggregate ongoing work of $1 million. These bonds are marketed through independent insurance agencies specializing in this type of coverage to general contractors, sub-contractors and specialty contractors.

         Commercial surety bonds, which includes all non-contract surety bonds, numerous types of license and permit, miscellaneous and judicial bonds. The scope of each bond varies according to the law, locality, the nature of the guarantee, and the parties who have a right of action under the bond. The typical bond penalty ranges from $5,000 to $50,000 and are usually written on a volume basis.

         Insurance Products

         The Company's other liability insurance products include, Registered Investment Advisors professional liability insurance and Notary Public Errors and Omission liability insurance. Both coverages are occurrence liability coverages, that insure against specific liability risks. Under the Registered Investment Advisors professional liability coverage, each endorsed account is limited to a maximum liability coverage of $500,000. The Notary Public Errors and Omissions liability coverage is written with liability limits of $5,000 to $30,000 per policy.

         On surety or insurance products sold directly by CCS, exposure to loss would be the penal amount of the bond, less any portion for which CCS has secured reinsurance. On reinsurance, CCS's exposure to loss would be limited by the amount of reinsurance provided. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by the reinsurer.

         Technology Product

         On October 1, 1996, CTI launched the development of a surety bond issuance system "Bond-Pro(R)." The Company received its federal copyright registration #TX4-542-729 effective March 29, 1997. The Company sees the implementation of the system as an integral part of its unique service affording it the ability to capture a larger share of the marketplace. This program encompasses the required functions an agency needs to run a full scale bond desk when implemented inside the agency structure. The software is designed to reduce the labor required to provide improved service. CTI offers its Bond-Pro(R) program to small and medium size agencies in order to produce premium for CCS. The efficiencies gained in using the Bond-Pro(R) system enhances CCS's ability to increase premium and to develop relationships which may not otherwise be possible due to competition for this class of business. While a small percentage of the industry offers issue and reporting systems for bonds, no other provider offers a fully integrated, multi-carrier production and processing system including management reporting.

         Underwriting

         For the contract and commercial surety lines of business, the Company's underwriting philosophy provides for an individual analysis of the risk associated with each application, except for specific categories of miscellaneous bonds. In underwriting contract bonds, its approach focuses on the financial strength, experience and operating capacity of the contractor. In underwriting commercial surety, this approach focuses on the credit history and financial resources of the applicant.

         The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter and committee underwriting of larger risks. The Company may require collateral on contract bonds and occasionally, on other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trustees or mortgages on real property. Both corporate and personal indemnification may be required in order to mitigate liability risk. The Company also targets various products in the commercial surety market which are characterized by relatively low risk exposure in small penal amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, will vary depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low exposure risk such as notary bonds.

         Other liability insurance applications are individually evaluated and the decision to write a particular risk is made by the Company's underwriting department. The underwriting department determines whether to write a particular risk after evaluating a number of factors based upon detailed objective underwriting standards relating to each class of business.

         Reinsurance

         The Company's insurance subsidiary, in the ordinary course of business, cedes insurance to other insurance companies, to limit its exposure to loss, provide greater diversification of risk, and minimize aggregate exposures. Because the ceding of insurance does not discharge the primary liability of the original insurer, CCS places reinsurance with qualified carriers after conducting a detailed review of the nature of the obligation and a thorough assessment of the reinsurers credit qualifications and claims settlement performance and capabilities. The reinsurance coverage terms are tailored to the specific risk characteristics of the underlining products of the company.

         For contract and commercial surety business, CCS entered into an excess of loss reinsurance agreement with Transatlantic Reinsurance Company (Transatlantic Treaty), which is rated A+ (Superior) by A.M. Best. Excess of loss reinsurance is a form of reinsurance, which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. Under the Transatlantic Treaty, CCS retains risk no greater than 5% of $2,700,000 or $145,000 per principal. Under the Transatlantic Treaty, the reinsurer automatically assumes the risk of losses and all contract surety bonds written and classified as surety in CCS's statutory annual statement and all miscellaneous surety bonds with penal sums over $100,000 written and classified as surety in CCS's statutory annual statement.

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

         Reserves

         Reserves for losses and loss adjustment expenses are established based upon reported claims and historical industry loss development. The amount of loss reserves for reported claims is based on a case by case evaluation of the claim. Historical industry data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, economic conditions and the effects of inflation. Amounts are adjusted periodically to reflect these factors.

         Reserve for losses and loss adjustment expenses are actuarial estimates of losses, including the related settlement costs. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the losses and loss adjustment expenses, including the cost of incurred but not reported losses.

         During 1999, there were no material changes in the mix of business or types of risk assumed. However, the Company was effective in spreading the geographic mix of the business.

         Current fluctuations in inflation have not had a material effect on the consolidated financial statements and there are no explicit provisions in the consolidated financial statements for the effects of inflation that may cause future changes in claim severity.

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

         Investments

         Insurance company investment practices must comply with insurance laws and regulations. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, various types of investments, which may be made by CCS.

         CCS's investment portfolios generally are managed to maximize any tax advantages to the extent available while minimizing credit risk with investments concentrated in high quality, fixed income securities. CCS's portfolios are managed to provide diversification by limiting exposures to any one issue or issuer and to provide liquidity by investing in the public securities markets. Portfolios are structured to support CCS's operations and in consideration of the expected duration of liabilities and short-term cash needs.

         An Investment Committee of CCS's Board of Directors establishes investment policy and oversees the management of the portfolios.

         Marketing

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

         Competition

         The insurance industry is a highly competitive industry. There are numerous firms, particularly in the specialty surety markets, which compete for a limited volume of business. Competition is based upon price, service, products offered, and financial strength of the insurance company. There are a number of companies in the industry, which offer products similar to the Company's.

         The Company competes in the small to medium size contract and commercial surety bond markets. Primary competitors include large multi-line companies, as well as small regional companies that specialize in the surety market. While the surety industry has experienced slow premium growth, competition has increased as a result of 10 years of profitable underwriting experience. This competition has typically manifested itself through reduced premium rates, and greater tolerance for relaxation of underwriting standards. Management believes such competition will continue.

         The Company, while competitive in pricing and commission, believes that the availability of its proprietary Bond-Pro(R) surety issuance system, specialty underwriting, managerial experience and service are its primary competitive factors in the industry. To this end, the Company believes that its technology and specialization in underwriting niche surety markets will enable it to continue to compete effectively, even when challenged by the larger standard market companies.

         Regulation

         The Company's subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes, which delegate regulatory, supervisory, and administrative powers to State insurance regulators. In general, an insurer's state of domicile has principal responsibility for such regulation. It is designed generally to protect policy holders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

         CCS is domiciled in Florida and licensed in 26 states, the District of Columbia and Guam. SSI, SG and SA are licensed in Florida, Georgia and South Carolina respectfully. CCS is also regulated by the United States Department of the Treasury as an acceptable surety for Federal bonds.

         Holding company laws impose standards on certain transactions between registered insurers and their affiliates, which include, among other things, that the terms of the transactions be fair and reasonable and that the books, accounts and records of each party be maintained so as to clearly and accurately disclose the precise nature and details of the transactions. Holding company laws also generally require that any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the Company's outstanding voting securities, is required first to obtain approval of the applicable state's insurance regulators.

         The  National  Association  of  Insurance  Commissioners  ("NAIC")  has
adopted a risk-based capital ("RBC") model law for property and casualty companies. The RBC model law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory interventions when an insurer falls below minimum capital levels. The model laws specifies four distinct action level at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial conditions deteriorates. These RBC levels are based on the percentage of an insurers surplus to its calculated RBC. The company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is to be used in premium rate making or approval. The Company calculated its RBC requirements as of December 31, 1999 and met the standards under the NAIC guidelines.

         Controlling Shareholders

         Francis Williams, and "KC" (collectively "Majority Shareholder") owns 79.7% of the outstanding ordinary shares of the Company and collectively control the policies and affairs of the Company. Circumstances may arise in which the interest of the Majority Shareholder of the Company could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholder may have an interest in pursuing acquisitions, divestitures or other transaction that in their judgement, could enhance their equity investment, even though such transactions might involve risk to the other holders of the common stock.

         Employees

         On December 31, 1999, the Company had 39 employees. All are employed on a full-time basis. None of the Company's employees are union members or subject to collective bargaining agreements. The Company believes that it enjoys a favorable relationship with its employees

         Forward-looking Statements

         All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events, trends or similar expressions concerning matters that are not historical facts are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations, including the risk factors discussed in this Form 10-K, Item 1 and other factors, many of which are beyond the control of the Company, consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations.

         Item 2.   Properties
         -------   ----------

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $7,278, pursuant to a lease that was executed March 1, 1997 and is effective through December 31, 2000. Effective March 1, 2000, the monthly rate will be $9,878 as a result of increased operating costs and improvements.

         Management  considers  the rented and leased  office  facilities of its
subsidiaries   adequate  for  the  current  and  anticipated   future  level  of
operations.

         Item 3.    Legal Proceedings
         -------    -----------------

         The Company and its subsidiaries are involved in various lawsuits arising in the ordinary course of its business operations as an insurer. Management does not believe that any of these lawsuits will have a material effect on the consolidated financial position, future operations or cash flows of the Company.

         Item 4.    Submission of Matters to a Vote of Security Holders
         ------     ---------------------------------------------------

         None

         Executive Officers of the Registrant

         All of the following persons are regarded as executive officers because of their responsibilities and duties as elected officers of the Company's subsidiaries. Other than Francis M. Williams and Joseph M. Williams (See Item
10), there are no family relationships between any of Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

Name                     Position Presently Held    Entity  Period of Service
----                     -----------------------    ------  -----------------

Joseph M. Williams:      President                  CTI:    06/1992 to date

Edward J. Edenfield IV:  President                  CCS:    05/1996 to date
                         President                  SSI:    06/1997 to date
                         President                  SG:     01/1998 to date
                         President                  SA:     01/1998 to date

Carol S. Black:          Secretary                  CTI:    06/1995 to date
                         Secretary/Treasurer        CCS:    06/1995 to date
                         Secretary                  SSI:    08/1995 to date
                         Secretary/Treasurer        Qualex: 08/1995 to date
                         Secretary                  SG:     08/1995 to date
                         Secretary                  SA:     08/1995 to date

Edward A. Mackowiak:     President                  Qualex: 11/1994 to date

Sam H. Newberry:         Vice President             SG:     01/1998 to date

                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholders Matters
-------  -----------------------------------------------------------------------

         The Company's Common Stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, Cumberland was approved and included in the trading on the Nasdaq SmallCap Market. High and Low bid prices were set forth in Quotation Market Sheets published by Nasdaq. The high and low bid prices for 1999 and 1998 were as follows:


                                         Bid Information
                        -------------------------------------------------------
                               1999                       1998
                        -------------------------------------------------------
                             High          Low          High           Low
                        -------------------------------------------------------
  First Quarter         $    2 5/8  $   1 3/4 $       2 1/2 $       2 1/2
  Second Quarter             2 3/8      1 7/8         2 3/4         2 3/8
  Third Quarter              2 1/8      1 7/8         3 1/8         3 1/8
  Fourth Quarter             2 3/8      1 1/2         2             1 5/8

         As of March 10, 2000, there were 856 stockholders of record of the Common Stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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

Item 6.        Selected Financial Data
-------        -----------------------

         The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the accompanying consolidated financial statements and the related notes, Management's Discussion and Analysis and other financial information included in this Form 10-K.

Statement of Operations Data:
                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                        1999         1998        1997        1996          1995
                                                 ------------------------------------------------------------------
                                                              (In Thousands - except per share data)

Operating data:
    Net premium income ......................... $     9,618  $     7,534 $     5,684  $    3,808   $     5,068
    Commission income ..........................         474          710         860       1,386           774
    Other income ..............................          901          827         616         653           425
    Net investment income .....................          333          377         408         404           397
    Net realized investment gain (losses) .....          129         (437)        202         118           124
    Benefits and expense ......................       10,270        9,332       7,599       6,952         7,016
    Income (loss) before income taxes .........        1,185         (321)        171        (583)         (228)
    Net income (loss) .........................        1,148         (321)        171        (583)         (228)
Net income (loss) per share (1) ...............  $       .21  $      (.06)$       .03   $    (.14)  $      (.06)

(1) The net loss per share for 1995 has been calculated based on the 4,039,780 shares of Cumberland Common Stock that were outstanding after the Distribution. The 1999, 1998, 1997 and 1996 net income (loss) per share amounts have been computed based on the actual weighted average number of shares outstanding during the respective years.

Balance Sheet Data:
                                                                            December 31,
                                                 -------------------------------------------------------------------
                                                        1999         1998         1997        1996          1995
                                                 -------------------------------------------------------------------
                                                                           (In Thousands)
Balance sheet data:
    Investments ...............................  $     8,394  $    3,987   $     6,469  $    6,110   $     6,303
    Cash and cash equivalents .................        2,000       4,202         1,804         669         1,236
    Accrued investment income .................           66          55             -           -             -
    Accounts receivable .......................        3,301       3,105         1,966         925           550
    Reinsurance recoverables ..................        2,898       2,306         2,017       1,590         1,697
    Deferred policy acquisition costs .........        1,601       1,247           813         635           435
    Intangibles ...............................        1,267       1,456         1,681       1,957         2,163
    Other investments .........................          559         553           244           -             -
    Deferred tax asset ........................          305           -             -           -             -
    Other assets ..............................          315         354           327         486           325
    Total assets ..............................       20,706      17,265        15,321      12,372        12,709

Policy liabilities and accruals:
    Unearned premiums .........................        4,844       3,750         2,629       1,862         1,182
    Losses and LAE ............................        4,577       3,220         2,550       1,992         2,352
    Ceded reinsurance and accounts
       payable ...............................         2,277       2,615         2,714       1,172         1,523
    Income tax payable .......................            35           -             -           -             -
Term notes/surplus debentures, including
accrued interest .............................         1,000       1,000             0           0         4,798
Other long-term debt .........................         1,281       1,331         1,419       1,533         1,564
Total liabilities ............................        14,014      11,916         9,312       6,559        11,419
Total stockholders' equity ...................         6,692       5,349         6,009       5,813         1,290

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------------

Results of Operations

         The following table sets forth, for the periods indicated, (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                                                    Percentage Increase (Decrease)
                                                                                       Year Ended December 31,
                                                 Year Ended December 31,
                                       -----------------------------------------------------------------------------
                                              1999            1998           1997          1999           1998
                                       -----------------------------------------------------------------------------

Net premium income ................... $     9,618    $      7,534  $       5,684         27.7%            32.5%
Net investment income ................         333             377            408        (11.7)%          (7.6)%
Net realized investment gains
   (losses) ..........................         129            (437)           202         129.5%        (316.3)%
Other revenues .......................       1,375           1,537          1,476        (10.5)%            4.2%
Losses and loss adjustment
   expenses ..........................       2,395           2,648          1,792         (9.6)%           47.8%
Amortization of deferred
   acquisition costs .................       2,895           2,252          1,779          28.6%           26.6%
General expenses and taxes ...........       4,980           4,432          4,028          12.4%           10.0%
Income (loss) before income
   taxes .............................       1,185            (321)           171         469.2%        (287.7)%
Income tax expenses ..................          37               -              -           -             -
Net income (loss) ....................       1,148            (321)           171         457.6%        (287.7)%

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Written direct and assumed premiums reached a record $13,237,460 during 1999. Overall written premiums, net of ceded premium increased by $1,922,427 or 22%. Earned premium growth increased by $2,084,108 or 28% to $9,617,792 for 1999 compared to $7,533,684 for 1998. The increase in earned premiums resulted from CCS's continued growth in the direct surety bond market.

         During 1999, premiums written by CCS increased as a result of the continued marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. CCS's reinsurance assumed premium is a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(R) issuance program. The increase in ceded premiums is correlated to the direct premium written and the association to excess of loss treaties on these premiums. The following table reflects the written premium activity, net of reinsurance ceded, for 1999 and 1998.

                                          Written Premiums
            --------------------------------------------------------------------
                         1999                    1998              % Change
            ---------------------- ---------------------- ----------------------
  Direct ..$       10,816,114     $        9,451,746                 14.4%
  Assumed .         2,421,346              1,478,109                 63.8%
  Ceded ...        (2,740,148)            (2,354,970)             (16.4)%
           ---------------------- ----------------------- ----------------------
  Total ...$       10,497,312     $        8,574,885                 22.4%
           ====================== ======================= ======================

         During the year ended December 31, 1999 and 1998, net investment income earned was $333,462 and $377,218, respectively. Realized net losses and gains for the years ended December 31, 1999 and 1998 were $129,101 and $(437,565), respectively. CCS wrote down its investment in certain equity securities during the 4th quarter of 1998 as management determined the decline in value to be other than temporary. As a result, CCS recorded a loss of $580,360 in 1998, which was offset by net capital gains of $142,795.

         Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. For the year ended December 31, 1999, other revenues decreased by $162,145 (11%) which is attributable to the transfer of direct writings by subsidiary agencies for other carriers in 1998 to CCS in 1999.

         Losses and loss adjustment expenses decreased to $2,394,532 from $2,648,074 for the year ended December 31, 1999 and 1998, respectively. The decrease of $253,542 or 9.6% is attributed to a decrease on claims incurred on assumed pooling business. Direct incurred losses increased $423,081 (183.9%) while losses under the assumed pooling agreements decreased $981,978 (94.5%).
Assumed claims on the expired pooling agreements were impacted during 1998 by losses incurred of $1,039,232. The following tables reflects the 1999 activity as it pertains to earned premiums and incurred claims:

            Premiums Earned         Claims Incurred                Ratio
            ---------------------- ---------------------- ----------------------
Direct, net $        7,538,112     $         1,684,078                22.3%
Assumed, net         2,079,680                 653,201                31.4%
Assumed
(pooling net)                -                  57,253                   -
            ---------------------- ---------------------- ----------------------
Total       $        9,617,792     $         2,394,532                24.9%
            ====================== ====================== ======================

         During the year ended December 31, 1999 the net amortization of deferred policy acquisitions costs increased to $2,895,834 from $2,252,195 for the year ended December 31, 1998. The increase is attributed to the increase in earned premiums.

         During the year ended December 31, 1999, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $4,766,101 from $4,313,278 in 1998. The increase of $452,823 or 10% is a result of increased salary expense including bonuses, payroll taxes and employee benefits of $112,550; travel expenses of $102,665; increased taxes, licenses and fees of $141,370 and general office expenses of $96,238. The increase in salary, travel and related expenses is the cost of additional personnel consistent with the Company growth while the increase in taxes, licenses and fees expenses is attributed to increased premiums written.

         Interest expense on non-affiliated debt is interest paid to the Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995.

         The Company incurred income tax expenses during 1999 of $36,686. Due to tax loss carryforwards, the Company did not incur income tax expense on a consolidated basis for the years ending December 31, 1998 and 1997, respectively.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Written direct and assumed premiums reached a then record $10,929,855 during 1998. Overall written premiums, net of ceded premium increased by $2,340,624 or 37.5%. Earned premium growth increased by 32.5% to $7,533,684 for 1998 as compared to $5,683,945 for 1997. The increase in earned premiums resulted from CCS's continued growth in the direct surety bond market.

         During 1998, premiums written by CCS increased as a result of the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. CCS's reinsurance assumed premium is a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using CCS's Bond-Pro(R) issuance program. The increase in ceded premiums is correlated to the direct premium written and the association to excess of loss treaties on these premiums. The following table reflects the written premium activity, net of reinsurance ceded, for 1998 and 1997.

                                          Written Premiums
             -------------------------------------------------------------------
                    1998                    1997              % Change
             ---------------------- ---------------------- ---------------------
Direct ..... $        9,451,746     $         6,797,136                39.1%
Assumed ....          1,478,109               1,189,689                24.2%
Ceded ......         (2,354,970)             (1,752,564)              (34.4%)
             ---------------------- ---------------------- ---------------------
Total ...... $        8,574,885     $         6,234,261                37.5%
             ====================== ====================== =====================

         During the year ended December 31, 1998 and 1997, net investment income was $377,218 and $408,050, respectively. Realized net losses and gains for the years ended December 31, 1998 and 1997 were ($437,565) and $201,863, respectively. CCS wrote down its investment in certain equity securities during the 4th quarter of 1998 as management determined the decline in value to be other than temporary. As a result, CCS recorded a loss of $580,360, which was offset by net capital gains of $142,795.

         Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. The increase in other revenue for the year ended December 31, 1998 of $61,049 (4%) is related to revenues earned through the Company's claim consulting group.

         Losses and loss adjustment expenses increased to $2,648,074 from $1,792,117 for the year ended December 31, 1998 and 1997, respectively. The increase of $855,957 (48%) is attributed to an increase of $327,956 (31%) in direct claims incurred and $528,001 (71%) in assumed claims incurred. Assumed claims on the expired pooling agreements were negatively impacted by increased severe losses. Cumberland share of the 1998 incurred losses under the pooling agreements was $1,039,232. Management anticipates a decline in 1999 for claims attributed to the pooling agreements. The following tables reflects the 1998 activity as it pertains to earned premiums and incurred claims:

               Premiums Earned        Claims Incurred            Ratio
             ---------------------- ---------------------- ---------------------
Direct, net $          6,437,429    $       1,378,722                 21.4%
Assumed, net           1,066,907              230,120                 21.6%
Assumed
 (pooling net)            29,348            1,039,232                    -
             ---------------------- ---------------------- ---------------------
Total ...... $         7,533,684    $       2,648,074                 35.1%
             ====================== ====================== =====================

         During the year ended December 31, 1998 the amortization of deferred policy acquisitions costs increased to $2,252,195 from $1,778,808 for the year ended December 31, 1997. The increase is attributed to the increase in earned premiums.

         During the year ended December 31, 1998, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $4,313,278 from $3,903,476 in 1997. The increase of $409,802 or 10% is a result of increased salary expense including bonuses, payroll taxes and employee benefits of $180,161, general office expenses of $22,797 and increased taxes, licenses and fees of $206,844. The increase in salary and related expenses is the cost of additional personnel consistent with the Company growth while the increase in taxes, licenses and fees expenses is attributed to increased premiums written.

         Interest expense is interest paid to the Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995.

         Due to tax loss carryforwards, the Company did not incur income tax expense on a consolidated basis for the years ended December 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

         The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $15,320,000 at December 31, 1999. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $3,500,000.

         At December 31, 1999, the Company's $20,706,550 of total assets calculated based on generally accepted accounting principles were distributed primarily as follows: 50.5 percent in cash and investments (including accrued investment income), 29.9 percent in receivables and reinsurance recoverables,
13.9 percent in intangibles and deferred policy acquisition costs, 1.5 percent in deferred income tax asset and 4.2 percent in other assets.

         The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

         Net cash provided by (used in) operating activities was $1,965,077, $(193,734) and $1,925,903 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the cash provided by operating activities was primarily attributable to increases in net income and accrued policy liabilities on claims and reinsurance. In 1998, the decrease in cash provided by operating activities is primarily attributed to an increase in receivables of $1,422,588 and income taxes recoverable of $120,000. In 1997, the cash provided by operating activities was primarily attributable to the increase in ceded reinsurance payable and pooling liabilities and accruals.

         Net cash (used in) provided by investing activities was $(4,133,973), $1,410,318 and $(364,768) for the years ended December 31, 1999, 1998 and 1997,
respectively.   Investing   activities   consist  of  purchases   and  sales  of
investments.

         Net cash (used in) provided by financing activities was $(33,308), $1,182,237 and $(426,681) for the years ended December 31, 1999, 1998 and 1997, respectively. Financing activities consist of purchases of treasury stock, long-term and short-term borrowings and repayment on borrowings during 1999, 1998 and 1997.

Losses and Loss Adjustment Expenses

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

Reconciliation of Liability for Losses and Loss Adjustment Expenses

         The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 1999, 1998 and 1997 to the gross amounts reported in Cumberland's balance sheets:


                                                                              December 31,
                                                     ---------------------------------------------------------------
                                                                   1999                  1998                1997
                                                     ---------------------------------------------------------------

Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at beginning
   of year ......................................    $        1,680,580   $         1,392,931  $         594,922
                                                     ---------------------------------------------------------------
Provision for losses and LAE for claims occurring
   in the current year, net of reinsurance ......             2,810,532             2,331,074          1,743,117
Increase (decrease) in estimated losses and LAE for
   claims occurring in prior years, net of
   reinsurance ..................................              (416,000)              317,000             49,000
                                                     ---------------------------------------------------------------
Incurred losses during the current year, net of
   reinsurance ..................................             2,394,532             2,648,074          1,792,117
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year .................................               135,635               557,997            553,629
   Prior years ..................................             1,130,750             1,802,428            440,479
                                                     ---------------------------------------------------------------
                                                              1,266,385             2,360,425            994,108
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at end of year .             2,808,727             1,680,580          1,392,931
Reinsurance recoverables on unpaid losses at end of
   year .........................................             1,767,812             1,539,877          1,157,369
                                                     ---------------------------------------------------------------
Liability for losses and LAE, gross of reinsurance
   recoverables on unpaid losses, at end of year ..  $        4,576,539   $         3,220,457  $       2,550,300
                                                     ===============================================================

         Cumberland experienced a $416,000 redundancy and deficiencies of $317,000 and $49,000 for losses and loss adjustment expenses in 1999, 1998 and 1997, respectively. The redundancy principally resulted from subrogation received on pooling agreement case base reserves and claims in prior years. The deficiency in 1998 and 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected.

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

         The differences between the December 31, 1999 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ("SAP") are as follows:

Liability for losses and LAE on a SAP basis (which is net of
reinsurance recoverables on unpaid losses and LAE) .....    $          2,808,727
Reinsurance recoverables on unpaid losses and LAE ......               1,767,812
                                                            --------------------
Liability for losses and LAE, as reported in the
 accompanying GAAP basis consolidated
 financial statements .................................     $          4,576,539
                                                            ====================

Analysis of Loss and Loss Adjustment Expense Development

         The following table represents the development of the liability for unpaid losses and LAE, net of reinsurance, for 1992 through 1999 (in thousands).

                                     1992      1993       1994       1995       1996       1997        1998      1999
                                ----------------------------------------------------------------------------------------

Liability for losses and loss
  adjustment expenses, net
  of reinsurance ............   $   2,426  $  1,709   $  1,625   $  1,053   $    595   $ 1,393    $   1,680  $  2,809
Liability re-estimated as of:
  One year later ............       2,239     3,815      1,384      1,716        644      1,710       1,264         -
  Two years later ...........       2,546     2,579      1,420      1,815      1,013      1,711           -         -
  Three years later .........       2,263     2,750      1,631      2,049      1,121          -           -         -
  Four years later ..........       2,418     2,851      1,726      2,036          -          -           -         -
  Five years later ..........       2,408     3,176      1,625          -          -          -           -         -
  Six years later ...........       2,970     3,139          -          -          -          -           -         -
  Seven years later .........       2,310         -          -          -          -          -           -         -
                                ----------------------------------------------------------------------------------------
Cumulative (deficiency)
  redundancy ................   $     116  $ (1,430)  $      -   $   (983)  $   (526)  $   (318)  $     416  $  2,809
                                =========  =========  ========   =========  =========  =========  =========  ========

                                     1992      1993       1994       1995       1996       1997        1998      1999
                                ----------------------------------------------------------------------------------------
Cumulative amount of
  liability, net of
  reinsurance recoverables,
  paid through:
    One year later ..........   $   1,151  $   765    $  1,643   $  1,334   $    563    $ 1,802    $  2,155  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Two years later .........   $  1,834   $ 1,058    $  2,316   $  2,186   $  1,631    $ 2,856   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Three years later .......   $  2,088   $ 2,868    $  2,164    $ 2,997    $ 2,466    $     -   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Four years later ........   $  1,957   $ 3,717    $  2,875    $ 3,506   $      -   $      -   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Five years later ........   $  3,533   $ 4,442    $  3,230   $      -   $      -   $      -   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Six years later .........   $  3,840   $ 4,804   $       -   $      -   $      -   $      -   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========
    Seven years later .......   $  2,278  $      -   $       -   $      -   $      -   $      -   $       -  $       -
                                =========  ========   ========   ========   ========   ========   =========  =========

Effect of Inflation

         Inflation has not had a material impact upon the Company's operations for the last three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         Interest Rate Sensitivity

         The following tables present principal maturity cash flows and relates weighted average interest rates by expected maturity as of December 31, 1999 and 1998:

                                                              1999 Expected Maturity Date
                                     -------------------------------------------------------------------------------
                                                                                                              Fair
                                                                                          There-              Value
                                     2000           2001     2002      2003     2004       after    Total     12/31/99
                                     -------------------------------------------------------------------------------
                                                             (U.S. Equivalent in thousands)

Assets
Debt securities available for sale   $  3,099        -        -       121         -        478   $   3,698 $   3,698
   Average interest rate ........         5.8%       -        -       5.8%        -        6.1%          -         -

Debt securities held to maturity     $  1,500      865        -       255        95          -   $   2,715 $   2,715
   Average interest rate ........         5.9%     6.3%       -       5.5%      5.5%         -           -         -

Mortgage loans ..................         896        1        1         2         2         38         940       940
   Average interest rate ........         8.9%     7.5%      7.5%     7.5%      7.5%       7.5%          -         -

Short-term investments ..........         430        -        -         -         -          -         430       430
   Average interest rate ........         4.7%       -        -         -         -          -           -         -

Liabilities
Long-term, debt including current
   portion ......................    $    183    1,184       183       70         84       577   $   2,281 $   2,281
   Average interest rate ........        9.42%    9.35%     9.74%    9.04%      8.02%        -           -         -



                                                              1998 Expected Maturity Date
                                     -------------------------------------------------------------------------------
                                                                                                            Fair
                                                                                      There-                Value
                                     1999     2000      2001       2002     2003      after      Total     12/31/98
                                     -------------------------------------------------------------------------------
                                                             (U.S. Equivalent in thousands)

Assets
Debt securities available for sale   $ 750    600         25        -       125       582        $  2,082    $   2,082
   Average interest rate ..........    6.1%   7.0%       5.6%       -       5.8%        -               -            -

Liabilities
Long-term, debt including current
   portion ........................  $  49    183      1,184      184        70       661        $  2,331    $   2,331
   Average interest rate ..........    9.4%   9.2%       9.3%     8.9%      9.5%        -               -            -


         The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

         Due to the limited nature and duration of claims, generally one to two years, the Company maintains a portfolio that closely parallel's the money market interest rate scenario.

         Additionally, the risk that the Company's results of operations may suffer from rapid changes in interest rates is substantially mitigated as a result of all of the Company's interest-earning assets and interest-bearing liabilities being written at fixed rates.

Item 8. Consolidated financial statements and Supplementary Data
------  --------------------------------------------------------

         The consolidated financial statements of the Company required by this Item are listed in Item 14(a)(1) and (2) and are submitted as a separate section of this report.

Item 9.   Changes in and  Disagreements  with  Accountants  on Accounting and
-------   Financial Disclosure
          --------------------

         On January 3, 2000, the Company filed a Form 8-K to register its change in certifying accountant.

Item 10.Directors and Executive Officers of the Registrant

        The current directors and executive officers of Cumberland are as follows:

          Name                     Age       Position
          ----                     ---       --------

          Francis M. Williams      58         Chairman of the Board of Directors
          Joseph M. Williams       43         President and Treasurer
          Andrew J. Cohen          46         Director
          R. Donald Finn           56         Director
          Edward J. Edenfield IV   42         President, CCS

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

     George A. Chandler was a Director of Cumberland since its inception through September 9, 1999. Mr. Chandler was Chairman of the Board from July 1986 to November 1989, and President and Chief Executive Officer from October 1985 to November, 1989 of Aqu-Chem, Inc., a manufacturer of packaged boilers and water treatment equipment. From May 1983 to October 1985, he was President, Chief Executive Officer, and Director of American Ship Building Co., which is engaged in the construction, conversion and repair of cargo vessels. Mr. Chandler is also a Director of The Allen Group, Inc. and DeVlieg Bullard, Inc. Mr. Chandler resigned from the Board effective September 9, 1999.

     Andrew J. Cohen was elected as a Director to Cumberland's Board effective February 24, 1997. Since June of 1972, Mr. Cohen has been co-President of ABC Fabric of Tampa, Inc. which is now the fourth largest private retail fabric company in the United States. Mr. Cohen brings both national marketing and corporate management experiences to Cumberland.

         R. Donald Finn was elected as a Director to Cumberland's Board effective September 9, 1999. For more than the last five years, Mr. Finn has been a partner in the law firm of Gibson, McAskill & Crosby, located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation and Other Information
--------  --------------------------------------------

Summary Compensation Table

         The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company's President and CCS's President for each of the three years in the period ended December 31, 1999:

                                                                                        Long-Term Compensation
                               ------------------------------------------------------------------------------------
                                                                           Stock               All Other
                                         Annual Compensation              Options            Compensation
                               ------------------------------------------------------------------------------------
Name of Individual and
   Principal Position                 1999          1998          1997      1999            1998         1997
-------------------------------------------------------------------------------------------------------------------
Joseph M. Williams
President and Treasurer, CTI
    Salary .................   $    95,000   $    95,000   $    95,000 $       -     $        -    $        -
    Bonus ..................   $    60,000   $    30,000   $    30,000 $       -     $        -    $        -

Edward J. Edenfield IV
President and CEO, CCS
   Salary ..................   $   115,000   $   116,731   $   105,000 $       -     $        -    $        -
   Bonus ...................   $    35,000   $    25,000   $    14,500 $       -     $        -    $        -


Aggregate Option Exercises in 1999 and December 31, 1999 Option Values

     The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 1999. Mr. Joseph
M. Williams exercised 24,000 options in 1999.

                                                           Value of Unexercised
                  Number of Securities Underlying                In-the-Money
                   Unexercised Options at Fiscal             Options at Fiscal
                             Year End                          Year End ($)(1)
Name               (#) Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------
Joseph M. Williams            100,000/0                               $175,000/0
Edward J. Edenfield IV         16,000/0                                $28,000/0

(1) Represents the dollar value of the difference between the value at December 31, 1999 and the option exercise price of unexercised options at December 31, 1999.

Compensation Committee Interlocks and Insider Participation

         There is no compensation committee of the Company's Board of Directors or other committee of the Board performing equivalent functions. The person who performs the equivalent function is Francis M. Williams, Chairman of the Board. Francis Williams serves as an executive officer and director of Kimmins Corp. of which Joseph Williams is also an executive officer.

Compensation of Directors

         During the year ended December 31, 1999, the Company paid nonofficer Directors an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

Board Compensation Committee Report on Executive Compensation

         There is no formal compensation committee of the Board of Directors or other committee of the Board performing equivalent functions. As noted above, compensation is determined by Francis M. Williams, Chairman of the Board of the Company under the direction of the Board of Directors. There is no formal compensation policy for the Chief Executive Officer of the Company. Compensation of the Chief Executive Officer, which primarily consists of salary, is based generally on performance and the Company's resources. Compensation for Mr. Joseph Williams has been fixed annually each year by the Chairman of the Board. Mr. Joseph Williams' compensation is not subject to any employment contract.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Commons Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of Cumberland's Common Stock beneficially owned as of December 31, 1999 by (i) persons known by Cumberland to own more than 5 percent of Cumberland's outstanding Common Stock,
(ii) each director and officer of Cumberland, and (iii) all directors and executive officers of Cumberland as a group:

                            Amount and Nature of Beneficial    Percent of Issued
Name and Address                Ownership of                   and Outstanding
of Beneficial Owner (1) (2)      Common Stock                    Common Stock
--------------------------------------------------------------------------------

Francis M. Williams                 3,721,515 (3)                       67.7%
Joseph M. Williams                    358,783 (4)                        6.5%
R. Donald Finn                          2,131 (5)                          *
Andrew J. Cohen                        42,590 (6)                         .8%
Edward J. Edenfield IV                 16,000 (7)                         .2%
Kimmins Corp.                       1,723,290                           31.3%
All directors and executive
Officers as a group (five persons)  4,802,762                           85.8%

(1) The address of all officers and Directors of Cumberland listed above are in care of Cumberland at 4311 W. Waters Ave., Suite 401, Tampa, Florida 33614.

(2)  Cumberland  believes  that the persons  named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  common  stock
     beneficially owned by them, unless otherwise noted.

(3) Includes 2,436,529 shares owned by Mr. Francis Williams; 1,061,547 shares allocated to Mr. Williams based on his 61.1% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams' wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,050 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner. Mr. Williams owns 63.9% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.

(4) Includes 32,800 shares owned by Mr. Joseph M. Williams; options to acquire 100,000 shares of Cumberland Common Stock; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested. Also includes 205,764 shares held by KC's 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of Cumberland Common Stock held by the ESOP, of which Mr. Williams is a trustee; Mr. Williams disclaims beneficial ownership of these shares.

(5)  Includes 2,131 shares owned by Mr. R. Donald Finn.

(6) Includes 72,540 shares owned by C&C Properties a partnership in which Mr. Cohen has a 50% ownership, 6,320 shares held in trust for Mr. Cohen's minor children.

(7)  Includes options to acquire 16,000 shares of Cumberland Common stock.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         Surplus Debentures/Term Note

         In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1999, no payments could be made under the terms of the debenture. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital to $1,000,000 from $423,734.

         CTI entered into a term note agreement with KC for the outstanding amount of the surplus debenture, including interest in arrears of ($4,291,049) at September 30, 1992 as part of the Distribution. The term note was pari passi with the other debts of CCS, had a 10 percent interest rate and was due on October 1, 2002.

     Effective October 1, 1996, CTI issued 1,723,290 shares at $3.00 per share of its common stock to Kimmins Corp. (f/k/a Kimmins Environmental Services Corp.) in exchange for surrender of the Company's term note payable in the amount of $5,169,870.

         Effective November 10, 1998 Cumberland entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six month anniversary and prior to the close of business on the maturity date.

         CCS  writes   surety  bonds  for  KC  and  its   affiliates.   Revenues
attributable to transactions with KC and its affiliates were $10,342, $14,907 and $1,738 for the years ended December 31, 1999, 1998 and 1997, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $117,075, $282,193 and $310,396 for years ended December 31, 1999, 1998 and 1997, respectively.

Item 14. Exhibits, Consolidated financial statements, Schedules, and -------- Reports on Form 8-K
          -------------------

(a) The following documents are filed as part of this Annual Report on Form 10-K

          1.   Consolidated Financial Statements

               -  Report  of  Independent   Auditors  -  Report  of  Independent
               Certified  Public  Accountants -  Consolidated  balance sheets at
               December  31,  1999  and  1998  -   Consolidated   statements  of
               operations for each of the three
                 years in the period ended December 31, 1999.
               - Consolidated  statements  of stockholders' equity for each of the three years in the period ended December 31, 1999.
               - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999.
               - Notes to consolidated financial statements

         2.    Financial Statement Schedule

               Schedule II - Condensed Financial Information of Registrant

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

                  3(i)     -   Articles of Incorporation
                  3(ii)    -   Bylaws
                  10       -   Lease agreement with Cumberland Properties, Inc.
                  11       -   Statement Re: Computation of Earnings Per Share
                  22       -   Subsidiary list
                  23.1     -   Consent of Deloitte & Touche LLP
                  23.2     -   Consent of Ernst & Young LLP
                  27       -   Financial Data Schedule

     * Previously filed as part of Registrant's Registration Statement on Form 8, File No. 0-19727 and incorporated herein by reference thereto.

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

Date:    April 14, 2000             CUMBERLAND TECHNOLOGIES, INC.


Date:    April 14, 2000             By: /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    April 14, 2000             By: /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President


Date:    April 14, 2000             By: /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams, Chairman of the Board


Date:    April 14, 2000             By: /s/ R. Donald Finn
                                    --------------------------------------------
                                    R. Donald Finn, Director


Date:    April 14, 2000             By: /s/ Andrew J. Cohen
                                    --------------------------------------------
                                    Andrew J. Cohen, Director


Date:    April 14, 2000             By: /s/ Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black, Secretary
                                    (Principal Financial and Accounting Officer)

                           Annual Report on Form 10-K

                             Item 14(a), (c) and (d)

                    List of Consolidated Financial Statements

             Consolidated Financial Statement Schedules and Exhibits

                          Year Ended December 31, 1999


                          Cumberland Technologies, Inc.

                                 Tampa, Florida

                          CUMBERLAND TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                            Page
                                                                            ----

Independent Auditors' Report .................................................30

Report of Independent Certified Public Accountants ...........................31

Consolidated Balance Sheets at December 31, 1999 and 1998 .................32-33

Consolidated Statements of Operations for Each of the
 Three Years in the Period ended December 31, 1999 ...........................34

Consolidated Statements of Stockholders' Equity for
 Each of the three years in the Period ended December 31, 1999 ...............35

Consolidated Statements of Cash Flows for Each of the
 three years in the Period ended December 31, 1999 ...........................36

Notes to Consolidated Financial Statements ...................................37

The following financial statement schedule is filed as part of this report:

Schedule II - Condensed Financial Information of Registrant ..................55

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Cumberland Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Cumberland Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Tampa, Florida

April 7, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cumberland Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Cumberland Technologies, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Technologies, Inc. at December 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/  ERNST & YOUNG LLP
Tampa, Florida

March 19, 2000

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               December 31,
                                                   -----------------------------
                                                             1999           1998
                                                   -----------------------------
Investments:
    Securities available-for-sale at fair value:
       Debt securities ...........................    $ 3,698,506    $ 2,081,770
       Equity securities .........................        602,194        576,575
    Debt securities held-to-maturity at amortized
       cost (fair value, 1999 - $2,714,801;
       1998 - $896,246) ..........................      2,722,489        860,508
    Mortgage loans on real estate, at unpaid
       principal .................................        940,304         44,427
    Short-term investments .......................        430,239        423,993
                                                      ------------   -----------
       Total investments .........................      8,393,732      3,987,273

Cash and cash equivalents ........................      2,000,147      4,202,351
Accrued investment income ........................         66,088         55,348

Reinsurance recoverable ..........................      2,898,422      2,306,372

Accounts receivable:
    Less allowance for doubtful accounts of
       $27,000 and  $ - 0 - respectively .........      2,896,358      2,729,774
    Affiliate ....................................        404,481        375,304
Income tax recoverable ...........................           --          120,000
Deferred income tax asset ........................        304,983           --
Deferred policy acquisition costs ................      1,601,427      1,246,555
Intangibles, net .................................      1,266,635      1,455,525
Other investment .................................        559,418        552,606
Other assets .....................................        314,859        233,991
                                                      -----------    -----------
                                                      $20,706,550    $17,265,099
                                                      ===========    ===========


                       See notes to consolidated financial
                                   statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                               ---------------------------------
                                               1999                       1998
                                               ---------------------------------
Policy liabilities and accruals:
   Loss and loss adjustment expenses .............. $  4,576,539  $  3,220,457
   Unearned premiums ..............................    4,843,606     3,749,945
Ceded reinsurance payable .........................      367,906     1,114,267
Accounts payable and other liabilities ............    1,909,578     1,500,612
Income tax payable ................................       35,132          --
Long-term debt:
   Nonaffiliate ...................................    1,281,429     1,330,588
   Affiliate ......................................    1,000,000     1,000,000
                                                    ------------  ------------
   Total liabilities ..............................   14,014,190    11,915,869
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued ........         --            --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,497,244 and 5,444,958
       shares issued and outstanding, respectively         5,816         5,763
   Capital in excess of par value .................    7,257,916     7,212,941
   Accumulated other comprehensive loss ...........      (40,897)     (190,929)
   Accumulated deficit ............................     (266,756)   (1,414,826)
                                                    ------------  ------------
                                                       6,956,079     5,612,949
   Less treasury stock, at cost, 318,112  shares at
       December 31, 1999 and 1998 .................     (263,719)     (263,719)
                                                    ------------  ------------
   Total stockholders' equity .....................    6,692,360     5,349,230
                                                    ------------  ------------
                                                    $ 20,706,550  $ 17,265,099
                                                    ============  ============



                       See notes to consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended December 31,
                                                      --------------------------------------------------------------
                                                                  1999                  1998                1997
                                                      --------------------------------------------------------------
REVENUE:
Direct premiums earned:
    Affiliates ......................................        $     10,342         $    14,907         $     1,738
    Nonaffiliates ...................................          10,053,779           8,526,254           5,836,655
Reinsurance premiums assumed ........................           2,079,680           1,268,032           1,381,264
Less reinsurance ceded ..............................          (2,526,009)         (2,275,509)         (1,535,712)
                                                             ------------         -----------          ----------
Net premium income ..................................           9,617,792           7,533,684           5,683,945
Net investment income ...............................             333,462             377,218             408,050
Net realized investment gains (losses) ..............             129,101            (437,565)            201,863
Commission income ...................................             473,912             710,058             859,862
Other income:
    Affiliates ......................................             117,075             289,207             310,396
    Nonaffiliates ...................................             783,908             537,775             305,733
                                                             ------------         -----------          ----------
Total revenue .......................................          11,455,250           9,010,377           7,769,849

BENEFITS AND EXPENSES:
Losses and loss adjustment expenses .................           2,394,532           2,648,074           1,792,117
Amortization of deferred policy acquisition
    costs ...........................................           2,895,834           2,252,195           1,778,808
Operating expenses ..................................           4,766,101           4,313,278           3,903,476
Interest expense:
    Affiliate .......................................             100,000                --                  --
    Nonaffiliate ....................................             114,027             118,239             124,928
                                                            -------------          ----------           ---------
Total expenses ......................................          10,270,494           9,331,786           7,599,329
                                                            -------------          ----------         -----------

Income (loss) before income tax expense .............           1,184,756            (321,409) $          170,520
Income tax expense ..................................              36,686                --                  --
                                                            -------------          ----------         -----------
Net income (loss) ...................................        $  1,148,070       $    (321,409) $          170,520
                                                            =============          ==========         ===========

Weighted average number of shares ...................           5,475,613           5,447,966           5,449,518
                                                            =============          ==========         ===========
Net income (loss) per share .........................        $       0.21       $        (.06) $             0.03
                                                            =============          ==========         ===========




                       See notes to consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                Accumulated    Retained
                                                                   Capital in      Other       Earnings                   Total
                                        Common Shares              Excess of    Comprehensive  (Accumulated   Treasury Stockholders'
                                 Stock                Amount       Par Value    Income (Loss)   Deficit)      Stock       Equity
                              ------------------------------------------------------------------------------------------------------


Balance at January 1, 1997 .........    5,763,070    $     5,763    $7,212,941  $  99,676     $(1,263,937)    $(240,771)($5,813,672)

   Purchase of 3,139 shares
     of treasury stock .............                                                                             (9,448)     (9,448)

   Net unrealized appreciation
     of available-for-sale
     securities, net of tax .......                                                34,525                                    34,525

   Net income ......................                                                              170,520                   170,520
                                                                                                                          ----------

   Comprehensive income ............                                                                                        205,045

                                        ---------         ------     ---------     -------     ----------     --------    ----------
Balance at December 31, 1997 .......    5,763,070          5,763     7,212,941     134,201     (1,093,417)    (250,219)   6,009,269

   Purchase of 4,500 shares
     of treasury stock .............                                                                           (13,500)     (13,500)


   Net unrealized depreciation
     of available-for-sale
     securities, net of tax .......                                               (325,130)                                (325,130)

   Net loss ........................                                                             (321,409)                 (321,409)
                                                                                                                          ----------

   Comprehensive loss ..............                                                                                       (646,539)
                                        ---------         ------     ---------    --------     ----------     --------     ---------
Balance at December 31, 1998 .......    5,763,070          5,763     7,212,941    (190,929)    (1,414,826)    (263,719)   5,349,230

   Exercise of 52,286 shares
     under 1991 stock option
     plan ..........................       52,286             53        44,975                                               45,028

   Net unrealized appreciation
     of available-for-sale
     securities, net of tax .......                                               150,032                                   150,032

   Net income ......................                                                           1,148,070                  1,148,070
                                                                                                                          ----------

   Comprehensive income ............                                                                                      1,298,102
                                        ---------    -----------    ----------   ---------    -----------    ---------   ----------
Balance at December 31, 1999 .......    5,815,356    $     5,816    $7,257,916   $ (40,897)   $  (266,756)   $(263,719)  $6,692,360
                                        =========    ===========    ==========   =========    ===========    =========   ==========

                 See notes to consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years ended December 31,
                                                                            --------------------------------------------------------
                                                                                   1999                   1998                 1997
                                                                            --------------------------------------------------------

Operating activities:
Net income (loss) ................................................          $ 1,148,070           $  (321,409)          $   170,520
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
     Amortization/accretion of investment
         premiums and discounts ..................................                 (165)                  392                (2,788)
     Policy acquisition costs amortized ..........................            2,895,834             2,252,195             1,778,808
     Policy acquisition costs deferred ...........................           (3,250,706)           (2,686,005)           (1,956,364)
     Depreciation and amortization ...............................              188,890               225,108               370,553
     Net realized (gains) losses on sales of
         investments .............................................             (129,101)              437,565              (201,863)
     Provision for bad debts .....................................               27,000                  --                 113,120
     (Increase) decrease in:
          Accrued investment income ..............................              (10,740)               27,473                 6,831
          Reinsurance recoverable ................................             (592,050)             (289,616)             (425,900)
          Accounts receivables ...................................             (193,584)           (1,422,558)             (852,285)
          Income tax recoverable .................................              120,000              (120,000)                 --
          Deferred income tax asset ..............................             (304,983)                 --                    --
          Other assets ...........................................              (80,868)               11,434                57,079
     Increase (decrease) in:
          Policy liabilities and accruals ........................            2,449,743             1,790,820             1,325,672
          Ceded reinsurance payable ..............................             (746,361)           (1,344,906)            1,690,766
          Accounts payable and other liabilities .................              408,966             1,245,773              (148,246)
          Income tax payable .....................................               35,132                  --                    --
                                                                              ---------            ----------            -----------
Net cash provided by (used in) operating activities ..............            1,965,077              (193,734)            1,925,903
Investing activities:
Securities available-for-sale :
     Purchases - fixed maturities ................................           (2,998,992)             (968,313)           (1,493,023)
     Sales - fixed maturities ....................................            1,286,262             2,479,916               954,039
     Purchases - equities ........................................                 --              (2,819,999)           (4,536,969)
     Sales - equities ............................................              347,707             2,999,085             4,269,885
Securities held-to-maturity:
     Purchases- fixed maturities .................................           (1,860,015)             (100,000)             (299,492)
     Maturities ..................................................                 --                 127,140               985,000
Purchases - mortgage loan ........................................             (895,877)                 --                    --
Other investment .................................................               (6,812)             (308,398)             (244,208)
Proceeds from short-term investments .............................               (6,246)                  887                  --
                                                                             ----------             ---------            -----------
Net cash (used in) provided by  investing activities .............           (4,133,973)            1,410,318              (364,768)
Financing activities:
Purchases of treasury stock ......................................                 --                 (13,500)               (9,448)
Payments on long-term debt .......................................              (49,159)              (87,932)             (114,745)
Stock options exercised ..........................................               45,028                  --                    --
Net change in advances to (from) affiliates ......................              (29,177)              283,669              (302,488)
Net proceeds from affiliated debt ................................                 --               1,000,000                  --
                                                                             ----------             ---------            -----------
Net cash (used in ) provided by financing activities .............              (33,308)            1,182,237              (426,681)
                                                                             ----------             ---------            -----------
(Decrease) increase in cash and cash equivalents .................           (2,202,204)            2,398,821             1,134,454
Cash and cash equivalents, beginning of year .....................            4,202,351             1,803,530               669,076
                                                                             ----------           -----------            -----------
Cash and cash equivalents, end of year ...........................          $ 2,000,147           $ 4,202,351           $ 1,803,530
                                                                             ==========           ===========           ===========

Supplemental cash flows disclosure:
Cash paid for interest ...........................................          $   114,027           $   118,239           $   124,928
                                                                             ----------           -----------            -----------
Cash paid for income taxes .......................................          $   148,950           $   120,000           $      --
                                                                             ==========           ===========           ============

                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

1.       Ownership and Organization
--       --------------------------

         Cumberland Technologies, Inc. ("CTI") f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ("SG"), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ("SA"), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ("ONS"), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ("Qualex"), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 was dissolved in June 1997. CTI and its subsidiaries are referred to herein as the "Company."

2.    Summary of Significant Accounting Policies
--    ------------------------------------------

      Principles of Consolidation

      The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CTI and subsidiaries that materially affect the consolidated financial statements are summarized in this note.

         Investments

         Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, which is calculated under the interest method, is included in investment income.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

2.    Summary of Significant Accounting Policies (continued)
--    ------------------------------------------------------

         Marketable equity securities and debt securities not classified as "held-to-maturity" are classified as "available-for-sale." Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related income taxes, reported as a separate component of other comprehensive income (loss). The amortized cost of debt securities in this category, which is calculated under the interest method, is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in current operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

         Short-term investments primarily include certificates of deposit having maturities of more than three months when purchased, which are reported at cost which approximates fair value.

         Cash Equivalents

         The Company considers all highly liquid investments having a maturity of three months or less when purchased to be cash equivalents.

         Deferred Policy Acquisition Costs

         To the extent recoverable from future policy revenues, the costs of acquiring new surety business, principally commissions, are deferred and amortized in a manner which charges each year's operations in direct proportion to the premium revenue recognized.

         Intangibles

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

         The carrying value of goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and intangibles will be reduced to fair value.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

2.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

         Loss and Loss Adjustment Expenses

         The liability for loss and loss adjustment expenses including incurred but not reported losses is based on the estimated ultimate cost of settling the claim using traditional paid and incurred loss development methods. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid loss and loss adjustment expenses is accrued when the related liability for unpaid losses is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to losses paid or in the process of settlement, such as internal costs of the claims function.

         The Company does not discount its reserves for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration.

         The Company does not consider investment income in determining if a premium deficiency relating to short duration contracts exists.

         Unearned Premiums

         Unearned premiums are calculated using the monthly pro rata basis.

         Reinsurance

         The Company assumes and cedes reinsurance and participates in various pools. The accompanying consolidated financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded (see Note 12). Amounts recoverable from reinsurers for unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policies.

         Revenue Recognition

         Direct insurance and assumed reinsurance premiums earned are recognized on a pro-rata basis over the period of risk. Commission income, which is earned on ceded premiums and premiums written for other third party insurance carriers, is recognized at the effective date of the bonds issued. Other income consisting primarily of consulting fees are recognized when the negotiated services are provided.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

2.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

         Income Taxes

         Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company files a consolidated tax return that includes all of its subsidiaries. See Note 7.

         Earnings Per Share

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 134,500 and 189,086 outstanding stock options for the years ended December 31, 1999 and 1997, respectively had no effect on the result of the calculation of earnings per share. Additionally, the 187,086 outstanding stock options at December 31, 1998 were antidilutive.

         Business Concentration

         The  majority  of  the  Company's   business   relates  to  surety  and
performance bonds for contractors. Accordingly, the occurrence of adverse economic conditions in the contracting business could have a material adverse effect on the Company's business although no such conditions have been encountered in the past. The Company only requires collateral from surety bond customers if the customer meets between 80 percent to 99 percent of the Company's underwriting criteria. Customers that fail to meet at least 80 percent of the requirements are denied surety bonding.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

2.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

         New Accounting Standards

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company's only material operating segment is the underwriting of surety insurance products. In accordance with SFAS 131 the Company has not reported financial information on separate segments. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activity ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Financial Accounting Standards Board has issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or financial position.

         Reclassifications

         Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 financial statement presentation.

3.       Related Party Transactions
--       --------------------------

         CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership. CCS writes surety bonds for KC and its affiliates. Revenues attributable to surety bonds with KC and its affiliates were $10,342, $14,907 and $1,738 for the years ended December 31, 1999, 1998 and 1997, respectively. Qualex performs consulting services for KC and affiliates. Other income from affiliates consist primarily of consulting services provided to KC.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

3.       Related Party Transactions (continued)
--       --------------------------------------

         Affiliate accounts receivable represents funds advanced and joint expenses that have not yet been reimbursed from KC and its affiliates. These receivables are paid periodically and no interest is charged on the outstanding balances which are payable on demand. During 1998, KC reimbursed SSI for certain project premiums. As a result, a related note receivable was paid in full and a commission of $83,952 was recognized by CCS.

     Cumberland leases office space from a company owned by the Chairman of the Board of Directors at a monthly rate of $7,278. The rate increases to $9,878 effective March 1, 2000 as a result of increased operating costs and improvements.

4.       Investments
--       -----------

         The  Company's   investments  in   available-for-sale   securities  and
held-to-maturity securities are summarized as follows:


                                                                                         Gross            Gross
                                                                   Amortized         Unrealized Gains   Unrealized    Estimated Fair
                                                                     Cost                                Losses           Value
                                                                   -----------------------------------------------------------------

Available-for-sale securities at December 31, 1999:
   Debt securities:
     U.S. Government bonds .....................................       $3,274,876       $     --         $    4,635       $3,270,241
     State and municipal bonds .................................          496,433             --             68,168          428,265
                                                                       ----------       ----------       ----------       ----------
   Total debt securities .......................................        3,771,309             --             72,803        3,698,506
                                                                       ----------       ----------       ----------       ----------
   Equity securities ...........................................          570,288           31,906             --            602,194
                                                                       ----------       ----------       ----------       ----------
Total ..........................................................       $4,341,597       $   31,906       $   72,803       $4,300,700
                                                                       ==========       ==========       ==========       ==========

Held-to-maturity securities at December 31, 1999:
   Debt securities:
     U.S. Government bonds .....................................       $2,722,489       $    2,583       $   10,271       $2,714,801
                                                                       ==========       ==========       ==========       ==========

Available-for-sale securities at December 31, 1998:
   Debt securities:
     U.S. Government and government agency
        bonds ...................................... ...........       $1,553,407       $   19,426       $      563       $1,572,270
     State and municipal bonds .................................          496,380           13,120             --            509,500
                                                                       ----------       ----------       ----------       ----------
   Total debt securities .......................................        2,049,787           32,546              563        2,081,770
                                                                       ----------       ----------       ----------       ----------
   Equity securities ...........................................          799,487             --            222,912          576,575
                                                                       ----------       ----------       ----------       ----------
Total ..........................................................       $2,849,274       $   32,546       $  223,475       $2,658,345
                                                                       ==========       ==========       ==========       ==========

Held-to-maturity securities at December 31, 1998:
   Debt securities:
     U.S. Government bonds .....................................       $  860,508       $   35,738       $     --         $  896,246
                                                                       ==========       ==========       ==========       ==========

                                              CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

4.     Investments (continued)

       The amortized cost and fair value of the Company's investments in debt securities, segregated by available-for-sale and held-to-maturity, at December 31, 1999 are summarized, by stated maturity, as follows:


                                                                  Available-for-Sale                      Held-to-Maturity
                                                            ------------------------------------------------------------------------
              Maturity                                       Amortized Cost       Fair Value        Amortized Cost        Fair Value
------------------------------------------------------------------------------------------------------------------------------------

Due in one year or less ............................          $3,099,153          $3,098,991          $1,501,286          $1,500,000
Due after one year through five
   years ...........................................             125,723             121,250           1,221,203           1,214,801
Due after ten years through
   fifteen years ...................................              50,000              50,000                --                  --
Due after twenty years .............................             496,433             428,265                --                  --
                                                             -----------          ----------          ----------          ----------
                                                              $3,771,309          $3,698,506          $2,722,489          $2,714,801
                                                             ===========          ==========          ==========          ==========

       The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders' equity at the end of the respective year.

       At December 31, 1999 and 1998, the Company had $2.9 million and $3.4 million, respectively, in restricted investments (debt securities and short-term investments). Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements and funds held as required under statutory regulations by state insurance departments.

       Net investment income for the Company is comprised of the following:


                                                                                                    Year ended December 31,
                                                                                ----------------------------------------------------
                                                                                         1999               1998               1997
                                                                                ----------------------------------------------------

Debt and equity securities ................................................         $ 143,416          $ 246,618          $ 344,459
Mortgage loans on real estate .............................................             3,480              6,711              4,105
Short-term investments, including cash and
    cash equivalents ......................................................           199,208            135,926             70,857
                                                                                    ---------          ---------           ---------
                                                                                      346,104            389,255            419,421
Less investment expenses ..................................................           (12,642)           (12,037)           (11,371)
                                                                                    ---------            -------           ---------
Net investment income .....................................................         $ 333,462          $ 377,218          $ 408,050
                                                                                    =========          =========          =========
Realized gains (losses) on available-for-sale securities:
    Debt securities - gains ...............................................         $  10,592          $  15,589          $    --
    Equity securities - gains .............................................           118,509            226,613            201,863
    Equity securities - losses ............................................              --             (679,767)              --
                                                                                    ---------          ---------          ---------
Net realized investment gains (losses) ....................................         $ 129,101          $(437,565)         $ 201,863
                                                                                    =========          =========          =========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

5.     Fair Value of Financial Instruments

       The  carrying  amounts  and  fair  values  of  the  Company's   financial
instruments at December 31, 1999 and 1998 are as follows:

                                                            December 31, 1999
                                                    ----------------------------
                                                     Carrying Amount  Fair Value
                                                    ----------------------------
Assets:
   Cash and cash equivalents, including short-
       term investments ............................    $2,430,386    $2,430,386
   Investments .....................................     7,023,189     7,015,501
   Mortgage loans on real estate ...................       940,304       940,304
   Accounts receivable .............................     3,300,839     3,300,839
   Reinsurance recoverable .........................     2,898,422     2,898,422

Liabilities:
   Long-term debt ..................................     2,281,429     2,190,520
   Ceded reinsurance payable .......................       367,906       367,906

                                                            December 31, 1998
                                                      --------------------------
                                                      Carrying Amount Fair Value
                                                      --------------------------
Assets:
   Cash and cash equivalents, including short-
       term investments ............................    $4,626,344    $4,626,344
   Investments .....................................     3,563,280     3,554,591
   Accounts receivable .............................     3,105,078     3,105,078
   Reinsurance recoverable .........................     2,306,372     2,306,372

Liabilities:
   Long-term debt ..................................     2,330,588     2,239,679
   Ceded reinsurance payable .......................     1,114,267     1,114,267

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents, short-term investments, mortgage loans on real estate, accounts receivable, long-term debt and ceded reinsurance payable:
The carrying amount reported in the balance sheet approximates its fair value.

         Investments: Fair values for debt securities are based on quoted market prices and are recognized in the balance sheet for available-for-sale securities. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

6.       Intangibles

         Intangibles at December 31 are comprised of the following:

                                                             December 31,
                                                     ---------------------------
                                                           1999             1998
                                                     ---------------------------
Deferred state admission costs ...............       $  227,171       $  227,171
Customer lists and acquisition costs .........        1,084,041        1,084,041
Product development ..........................          262,194          262,194
Goodwill .....................................          926,661          926,661
                                                     ----------       ----------
                                                      2,500,067        2,500,067
Accumulated amortization .....................        1,233,432        1,044,542
                                                     ----------       ----------
Total ........................................       $1,266,635       $1,455,525
                                                     ==========       ==========

         Amortization expense amounted to $188,890 in 1999, $225,108 in 1998 and $275,169 in 1997.

7.     Other Investment

       The Company has a 30 percent investment in Global Solutions Insurance Services, Inc. ("GSIS"), an agency located in California that issues cargo insurance and customs bonds, which is accounted for under the equity method.

       Summarized financial information of GSIS is as follows:

                                                                                                         Year ended December 31,
                                                                                                ------------------------------------
                                                                                                      1999         1998         1997
                                                                                                ------------------------------------

Revenues .................................................................................. .  $  227,652   $  310,877   $  254,975
Net loss ....................................................................................      677,516      452,055      366,079


                                                                                                        As of December 31,
                                                                                                 -----------------------------------
                                                                                                      1999         1998
                                                                                                 -----------------------------------

Current assets ..............................................................................   $  574,964   $  745,406
Non-current assets ..........................................................................      107,906      122,420
Current liabilities .........................................................................      269,781      424,420
Non-current liabilities .....................................................................    1,902,601    1,267,421


                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

8.       Reserve for Losses and Loss Adjustment Expenses
--       -----------------------------------------------

         The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 1999, 1998 and 1997, to the gross amounts reported in the Company's consolidated balance sheets:


                                                                                                     December 31,
                                                                                ----------------------------------------------------
                                                                                       1999                 1998                1997
                                                                                ----------------------------------------------------

Liability for losses and LAE, net of reinsurance
    recoverable on unpaid losses, at beginning of
    year ..............................................................         $ 1,680,580          $ 1,392,931         $   594,922
Provision for losses and LAE for claims occurring
    in the current year, net of reinsurance ...........................           2,810,532            2,331,074           1,743,117
Increase in estimated losses and LAE for claims
    occurring in prior years, net of reinsurance ......................            (416,000)             317,000              49,000
                                                                                  ---------          -----------         -----------
Incurred losses during the current year, net of
    reinsurance .......................................................           2,394,532            2,648,074           1,792,117
Losses and LAE payments for claims, net of
    reinsurance, occurring during:
    Current year ......................................................             135,635              557,997             553,629
    Prior years .......................................................           1,130,750            1,802,428             440,479
                                                                                  ---------            ---------         -----------
                                                                                  1,266,385            2,360,425             994,108
                                                                                  ---------           ----------         -----------
Liability for losses and LAE, net of reinsurance
    recoverables on unpaid losses, at end of year .....................           2,808,727            1,680,580           1,392,931
Reinsurance recoverables on unpaid losses at end of
    year ..............................................................           1,767,812            1,539,877           1,157,369
                                                                                  ---------            ---------         -----------
Liability for losses and LAE, gross of reinsurance
    recoverables on unpaid losses, at end of year .....................         $ 4,576,539          $ 3,220,457         $ 2,550,300
                                                                                ===========          ===========         ===========



         Cumberland experienced a $416,000 redundancy and deficiencies of $317,000 and $49,000 for losses and loss adjustment expenses in 1999, 1998 and 1997, respectively. The redundancy principally resulted from subrogation received on pooling agreement case base reserves and claims in prior years. The deficiency in 1998 and 1997 principally resulted from settling case basis reserves established in prior years for amounts that were more than expected.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

9.       Income Taxes
--       ------------

         The provision for income taxes consists of the following:

                                                                                          December 31,
                                                             -----------------------------------------------------------------------
                                                                  1999                          1998                          1997
                                                             -----------------------------------------------------------------------

Current:
    Federal ...................................              $ 283,252               $            --                $           --
    State .....................................                 58,417                            --                            --
    Total current .............................                341,669                            --                            --

Deferred:
    Federal ...................................               (260,407)                           --                            --
    State .....................................                (44,576)                           --                            --
    Total deferred ............................               (304,983)                           --                            --
                                                             ---------               ---------------                ----------------
Total provision ...............................              $  36,686               $            --                $           --

                                                             =========               ===============                ================

         A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                                                                         December 31,
                                                                                ----------------------------------------------------
                                                                                     1999                   1998                1997
                                                                                ----------------------------------------------------

Statutory federal rate .........................................                   34.00%                (34.00%)              34.0%
State income taxes, net ........................................                    0.78                  (3.00)                3.9
Tax exempt income ..............................................                    0.00                  (9.70)               (7.2)
Change in valuation allowance ..................................                  (35.30)                 31.20               (40.8)
Nondeductible expenses .........................................                    0.46                  15.50                10.1
Miscellaneous ..................................................                    3.16                    --                   --
                                                                                  ------                 ------               ------
Effective tax rate .............................................                    3.10%                   --                   --
                                                                                  ======                 ======               ======

         The following summarizes the effect of deferred income taxes items and their impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred income tax assets and liabilities are as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

9.       Income Taxes (continued)
--       ------------------------

                                                                                                   December 31,
                                                                        ------------------------------------------------------------
                                                                                1999                    1998                   1997
                                                                        ------------------------------------------------------------

Deferred income tax liabilities:
--------------------------------
Deferred acquisition costs .................................            $  (632,564)            $  (544,339)            $  (305,836)
States taxes ...............................................                (15,156)                   --                      --
Unrealized gain on investments .............................                (12,603)                   --                   (50,500)
                                                                        -----------             -----------              -----------
Total deferred income tax
    liabilities ............................................               (660,323)               (544,339)               (356,336)

Deferred income tax assets:
---------------------------
Basis difference in fixed assets ...........................                 17,990                  17,139                   8,931
Unrealized loss in investments .............................                   --                   290,236                    --
Basis difference in investments ............................                 96,201                  91,646                  40,620
Reserve discounting ........................................                 33,112                  54,885                  19,050
Unearned premiums ..........................................                605,246                 245,321                 166,961
Amortization ...............................................                105,358                  96,160                  69,028
Net operating loss carryforward ............................                   --                    85,789                 232,012
Alternative minimum credit
    carryforward ...........................................                   --                    27,648                  15,555
Surplus notes ..............................................                107,399                 102,314                 102,314
                                                                        -----------             -----------              -----------
Total deferred income tax assets ...........................                965,306               1,011,138                 654,471
Less valuation allowance ...................................                   --                  (466,799)               (298,135)
                                                                        -----------             -----------              -----------
Total deferred income tax assets ...........................                965,306                 544,339                 356,336
                                                                        -----------             -----------              -----------
Net deferred income tax asset ..............................            $   304,983             $      --               $      --
                                                                        ===========             ===========              ===========

10.    Long-Term Debt
---    --------------

         Long-term debt as of December 31, consists of the following:

                                                             1999           1998
                                                      --------------------------
Affiliate:
    Convertible note payable due November 10,
     2001 ........................................     $1,000,000     $1,000,000
Nonaffiliate:
    Note payable due March 1, 2002 ...............        374,086        374,087
    Note payable due June 30, 2010 ...............        907,343        956,501
                                                       ----------     ----------
                                                       $2,281,429     $2,330,588
                                                       ==========     ==========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

10.    Long-Term Debt (continued)
---    --------------------------

         Convertible Note Payable to Affiliate

         Effective November 10, 1998, Cumberland entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into a common stock at $3.00 per share subsequent to a six month anniversary and prior to the maturity date.

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

         Interest paid in 1999, 1998 and 1997 for term notes due nonaffiliates was $114,027, $118,239 and $124,298, respectively.

         Maturities of notes payable for the five years succeeding December 31, 1999 and thereafter are as follows:


                   Year Ending December 31,
           ----------------------------------------- ---------------------------
                           2000                       $         183,448
                           2001                               1,184,254
                           2002                                 183,296
                           2003                                  70,365
                           2004                                  83,696
                        Thereafter                              576,370

11.   Employee Benefit Plan
---   ---------------------

         On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual deferrals. The Company's contributions to the plan totaled $22,730, $11,701 and $9,367 in 1999, 1998 and 1997, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

12.   Stock Option Plan
---   -----------------

         During the fiscal year ended December 31, 1999, the Company registered the 1991 Stock Option Plan. (the"Plan"). The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method of FASB Statement No.123, the effect on the Company's net income and earnings per share would have been immaterial.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended December 31, 1999 and 1998, respectively; dividend yield of 0% for all years, risk free interest rates of 5.40%, and 6.05%, expected lives of 4 years and volatility of 99.98% for all years.

         Options granted under this plan have a term of ten years and vest ratably over a four year period immediately following the grant date. The following table summarizes all stock option transaction for the years ended December 31, 1999 and 1998:


                                             1999                                   1998                         1997
                                  ---------------------------------     -------------------------   --------------------------------

                                                  Weighted-Average               Weighted-Average                   Weighted-Average
                                      Shares      Exercise Price         Shares  Exercise Price        Shares         Exercise Price
                                  -----------     ----------------     --------- ----------------   -------------   ----------------

Outstanding at
  beginning of year .........        187,086      $     .35             189,086   $    .21             189,086       $          .21

Grants ......................            --              --              12,000   $   2.25                  --                   --

Exercised ...................       (52,286)      $     .15                  --         --                  --                   --

Forfeited ...................          (300)      $     .15             (14,000)  $    .15                  --                   --
                                    -------       ---------        ------------  ---------            --------       ---------------


Outstanding at end of
  year .....................        134,500       $     .42             187,086   $    .35             189,086       $          .21
                                   ========       ===========       ============ ==========          =========       ===============
Exercisable at
  end of year .............         122,800       $     .30             168,486   $    .22             175,586       $          .17
                                   ========       ===========       ========================         =========       ===============

Weighted-average
fair value of
options granted
during the year ..........              --        $      --                 --  $   2.375                  --         $          --
                                    =======       ===========       ========================         =========       ===============


         The proceeds from the exercise of stock options include certain income tax benefits, which are included in capital in excess of par value.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

12.   Stock Option Plan  (continued)
---   -----------------  -----------

         The following table summarizes information about stock options at December 31, 1999:


                             Options Outstanding                                        Options Exercisable
                     ------------------------------------- ------------------- --------------------------------------
                          Number        Weighted-Average                            Number
                      Outstanding at        Remaining       Weighted-Average    Exercisable at     Weighted-Average
 Range of Exercise   December 31, 1999  Contractual Life     Exercise Price    December 31, 1999    Exercise Price
      Prices
-------------------- ------------------ ------------------ ------------------- ------------------ -------------------

$ .125 ............          100,000            2 years    $           .125           100,000     $         .125
$ .75 - 1.00 ......           22,500            7 years    $           .780            18,000     $         .780
$ 2.25 ............           12,000            9 years    $           2.25             4,800     $         2.25
                     ------------------ ------------------ ------------------- ------------------ -------------------
                             134,500            9 years    $            .42           122,800     $          .30
                     ================== ================== =================== ================== ===================


13.   Preferred Stock
---   ---------------

         CTI is authorized to issue 1,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 1999.

14.   Reinsurance
---   -----------

         CCS assumes reinsurance through a program whereby its subsidiary, SSI, has contracted through a joint partnering agreement with St. Paul Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company ("St. Paul") to pursue small to medium size contract and commercial surety business in states in which CCS is not licensed. CCS participates in the St. Paul agreement underwriting risk through a retrocessional treaty with St. Paul's reinsurer, Transatlantic Reinsurance Company.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

14.   Reinsurance (continued)
---   -----------------------

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

         Gross and net written premiums in 1999, 1998 and 1997 are summarized as follows:


                                           1999                               1998                                 1997
------------------------     ------------------------------      -----------------------------       -------------------------------
                                  Written            Earned           Written           Earned           Written          Earned
------------------------     ------------------------------      -----------------------------       -------------------------------

   Direct
  premiums .............     $ 10,816,114      $ 10,064,121      $  9,451,746      $  8,541,161      $  6,797,136      $  5,838,393

  Assumed
  premiums .............        2,421,346         2,079,680         1,478,109         1,268,032         1,189,689         1,381,264

   Ceded
  premiums .............       (2,740,148)       (2,526,009)       (2,354,970)       (2,275,509)       (1,752,564)       (1,535,712)
                             ------------      ------------      ------------      ------------      ------------      ------------
   Net
   premiums ...........      $ 10,497,312      $  9,617,792      $  8,574,885      $  7,533,684      $  6,234,261      $  5,683,945
                             ============      ============      ============      ============      ============      ============

         Loss and loss adjustment expenses in 1999, 1998, and 1997 are summarized as follows:


                                                                              1999                     1998                     1997
                                                                       -------------------------------------------------------------

Direct ...................................................             $ 3,932,278              $ 1,743,448              $ 1,048,450
Assumed ..................................................                 714,117                1,343,334                  741,351
Ceded ....................................................              (2,251,863)                (438,708)                   2,316
                                                                       -----------              -----------              -----------
Net losses and loss adjustment
    expenses .............................................             $ 2,394,532              $ 2,648,074              $ 1,792,117
                                                                       ===========              ===========              ===========

         The Company reported reinsurance recoverables on paid losses of $408,708 and $448,553 at 1999 and 1998, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

15.      Commitments and Contingencies
---      -----------------------------

         The Company leases certain office space and equipment under noncancelable operating leases. Rent expense was $178,429, $163,409 and $87,048 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum future rental commitments as of December 31, 1999 for all noncancelable operating leases with an initial term of over one year are as follows:

                   Year Ending December 31,
          ---------------------------------------- ----------------------------
                            2000                    $            169,453
                            2001                                 146,645
                            2002                                 109,969
                            2003                                 107,893
                            2004                                 101,653
                         Thereafter                              418,154
                                                    ----------------------------
                                                    $          1,053,767
                                                    ============================

16.      Statutory Accounting Practices and Regulatory Requirements
---      ----------------------------------------------------------

         Statutory surplus and net income as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:


                                                                                                         Year Ended December 31,
                                                                                              --------------------------------------
                                                                                                    1999          1998          1997
                                                                                              --------------------------------------

Statutory capital and surplus ............................................................    $5,106,241    $4,843,478    $5,044,527
Net income ...............................................................................       675,975        74,157       959,304


         CCS  is  domiciled   in  Florida  and   prepares  its   statutory-basis
consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. However, it is uncertain if and when individual states will require adoption of Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


16.      Statutory Accounting Practices and Regulatory Requirements (continued)
---      ----------------------------------------------------------------------

     Under applicable state insurance statues, CCS must maintain minimum capital and surplus of $2,500,000 (as of December 31, 1999). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 1999, no dividends from CCS are available for payment to the Company without the prior approval of the Department of Insurance. The more significant variances between statutory reporting and generally accepted accounting principles are deferred policy acquisition costs, deferred income taxes and nonadmitted assets. Insurance regulations dictate expensing commissions and income taxes when paid. Nonadmitted assets represent non-liquid assets and are excluded from the stautory statement of admitted assets, liabilities and capital and surplus.

17.      Comprehensive Income

     The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net income and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive income:


                                                                                   Consolidated Statements of Comprehensive Income
                                                                           ---------------------------------------------------------
                                                                                          Twelve Months Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                   1999                  1998                   1997
                                                                           ------------        ---------------        --------------

Net income (loss) ...............................................            $1,148,070            $ (321,409)            $  170,520
Other comprehensive income, net of tax:
      Unrealized appreciation
         (depreciation) of available-for-
         sale securities arising during
         period .................................................               230,552              (830,088)               160,525
      Less:   reclassification adjustment
              for gains (losses) included in
              net income ........................................            $   80,520            $ (504,958)            $  126,000
                                                                             ----------            ----------             ----------
Comprehensive income (loss)......................................            $1,298,102            $ (646,539)            $  205,045
                                                                             ==========            ==========             ==========

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                          CUMBERLAND TECHNOLOGIES, INC.

                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
Condensed Balance Sheets                                                                            1999         1998
------------------------------------------------------------------------------------------------------------------------------------

Assets:
Trade receivables .........................................................................  $      --     $      --
Accounts receivable from affiliates .......................................................         --            --
Investment in wholly-owned subsidiaries ...................................................    6,246,436     1,701,379
Other assets ..............................................................................       73,093        68,363
Other investments .........................................................................      559,418       552,606
Surplus debenture receivable from subsidiary ..............................................    2,048,734     5,026,354
                                                                                             -----------   -----------
                                                                                             $ 8,927,681   $ 7,348,702
                                                                                             ===========   ===========
Liabilities:
Accounts payable to affiliates ............................................................  $ 2,223,760   $ 1,994,771
Accounts payable ..........................................................................       11,561         4,701
                                                                                             -----------   -----------
                                                                                               2,235,321     1,999,472
Stockholders' equity:
Common stock ..............................................................................        5,816         5,763
Other stockholders' equity ................................................................    6,686,544     5,343,467
                                                                                             -----------   -----------
                                                                                               6,692,360     5,349,230
                                                                                             -----------   -----------
                                                                                             $ 8,927,681   $ 7,348,702
                                                                                             ===========   ===========




Condensed Statements of Operations                                                                       Year Ended December 31,
----------------------------------                                                           ---------------------------------------
                                                                                                    1999          1998          1997
                                                                                             -----------   -----------   -----------

Management fees from wholly-
   owned subsidiaries .....................................................................  $   233,226   $   217,892   $    88,378
Interest income from subsidiary ...........................................................         --         262,500       271,875
                                                                                             -----------   -----------   -----------
                                                                                                 233,226       480,392       360,253
Costs and expenses:
Selling and administrative expenses .......................................................      469,534       415,242       294,901
Interest expense to affiliates ............................................................      100,000          --            --
                                                                                             -----------   -----------   -----------
                                                                                                 569,534       415,242       294,901
                                                                                             -----------   -----------   -----------
Income (loss) before income taxes
   and equity in net income (loss)
   of subsidiaries ........................................................................     (336,308)       65,150        65,352
Income taxes expense ......................................................................      (36,686)         --            --
Equity in net income (loss) of
   subsidiaries ...........................................................................    1,521,064      (386,559)      105,168
                                                                                             -----------    ----------   -----------
Net income (loss) .........................................................................  $ 1,148,070   $  (321,409)  $   170,520
                                                                                             ===========   ===========   ===========

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)

                          CUMBERLAND TECHNOLOGIES, INC.

Supplemental Schedule of Noncash Investing and Financing Activities

         The Company operates through its wholly-owned subsidiaries and all operating activities have been funded by its subsidiaries.

Notes to Condensed Financial Statements

1.   Organization and summary of significant accounting policies
--   -----------------------------------------------------------

         Organization - Cumberland Technologies, Inc. ("CTI" or "Cumberland"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1,
1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc. ("SG"), Surety Associates ("SA"), and Qualex Consulting Group, Inc. ("Qualex") (collectively together with Cumberland, the "Company.") CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include direct surety and, to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. SG, a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates, a South Carolina corporation, purchased by Cumberland in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services.

         For the years ended December 31, 1999, 1998 and 1997, CTI charged its subsidiaries excluding CCS, a management fee.

2. Basis of Presentation - In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its subsidiaries is included in income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

     Investment in subsidiaries includes the net unrealized depreciation in available-for-sale securities held by CCS, of $40,897 and $190,929 as of December 31, 1999 and 1998, respectively. These amounts have been included in the CTI "other stockholders' equity" amounts.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)

                          CUMBERLAND TECHNOLOGIES, INC.

3.   Surplus Debenture Receivable from Subsidiary
--   --------------------------------------------

         In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital to $1,000,000. As of December 31, 1999, no payments could be made under the terms of the debenture.