Form 10-Q
period 2000-03-31
CUMBERLAND TECHNOLOGIES INC
filed 2000-05-19
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ________ to ________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                          59-3094503
         ----------------------------------------------   ----------------------
         (State or other jurisdiction of incorporation)   (I.R.S. Employer
                                                            Identification No.)
         4311 West Waters Avenue, Suite 501
                  Tampa, Florida                          33614
         --------------------------------------------     ----------------------
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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 2000 was 5,497,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I      FINANCIAL INFORMATION
------      ---------------------

                                                                            Page
                                                                            ----

            Item 1.  Condensed consolidated balance sheets at
                       March 31, 2000 (unaudited) and December 31, 1999 .....1-2

                     Condensed unaudited consolidated statements of operations
                       for the three months ended March 31, 2000 and
                        March 31, 1999 ........................................3

                     Condensed consolidated statements of stockholders' equity
                       for the three months   ended   March   31,   2000
                       (unaudited) and for the year ended December 31, 1999 ...4

                     Condensed unaudited consolidated statements of cash flows
                       for the three months ended
                       March 31, 2000 and March 31, 1999 ......................5

                     Notes to condensed unaudited consolidated financial
                       statements ..........................................6-11

           Item 2.   Management's Discussion and Analysis of financial
                       condition and results of operations ................12-13


PART II  OTHER INFORMATION
-------  -----------------

           Item 1.  Legal proceedings ........................................14

           Item 2.  Changes in securities ....................................14

           Item 3.  Defaults upon senior securities ..........................14

           Item 4.  Submission of matters to a vote of security holders ......14

           Item 5.  Other information ........................................14

           Item 6.  Exhibits and Reports of Form 8-K .........................14

                    Signatures ...............................................15

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31,  December 31,
                                                           2000         1999
                                                        -----------  -----------
                                                       (unaudited)
ASSETS
------
Investments:
    Securities available-for-sale at fair value:
       Fixed maturities ............................   $ 5,502,537   $ 3,698,506
       Equity securities ...........................       278,250       602,194
    Fixed maturity securities held-to-maturity at
       amortized cost ..............................     1,221,785     2,722,489
    Residential mortgage loan on real estate, at
       unpaid principal ............................       940,006       940,304
    Short-term investments .........................       430,239       430,239
                                                       -----------   -----------
       Total investments ...........................     8,372,817     8,393,732

Cash and cash equivalents ..........................     2,060,341     2,000,147
Accrued investment income ..........................        99,008        66,088

Reinsurance recoverable ............................     2,796,311     2,898,422

Accounts receivable:
    Trade ..........................................     3,691,480     2,896,358
    Affiliate ......................................       432,983       404,481
Deferred tax asset .................................       304,983       304,983
Deferred policy acquisition costs ..................     1,809,930     1,601,427
Intangibles, net ...................................     1,225,753     1,266,635
Other investment ...................................       564,199       559,418
Other assets .......................................       373,393       314,859
                                                       -----------   -----------
                                                       $21,731,198   $20,706,550
                                                       ===========   ===========






            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         2000           1999
                                                  -------------- ---------------
                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Policy liabilities and accruals:
   Loss and loss adjustment expenses ............  $  4,648,867   $  4,576,539
   Unearned premiums ............................     5,352,631      4,843,606
Ceded reinsurance payable .......................       483,622        367,906
Accounts payable and other liabilities ..........     1,916,778      1,909,578
Income tax payable ..............................       105,132         35,132
Long-term debt:
   Nonaffiliate .................................     1,268,435      1,281,429
   Affiliate ....................................     1,000,000      1,000,000
                                                   ------------     ------------
   Total liabilities ............................    14,775,465     14,014,190
Stockholders' equity:
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,815,356 shares issued
       and 5,497,244 outstanding ................         5,816          5,816
   Capital in excess of par value ...............     7,257,916      7,257,916
   Accumulated other comprehensive (loss) .......      (216,198)       (40,897)
   Retained earnings (deficit) ..................       171,918       (266,756)
                                                   -------------  --------------
                                                      7,219,452      6,956,079
   Less treasury stock, at cost, 318,112  shares       (263,719)      (263,719)
                                                   -------------  --------------
   Total stockholders' equity ...................     6,955,733      6,692,360
                                                   -------------  --------------
                                                   $ 21,731,198   $ 20,706,550
                                                   =============  ==============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000                1999
                                                    -----------     ------------
REVENUES:

     Direct premiums earned ....................    $ 2,724,631     $ 2,302,022
     Reinsurance premiums assumed ..............        702,865         417,406
     Less reinsurance ceded ....................       (716,609)       (560,181)
                                                    -----------     -----------
     Net premium income ........................      2,710,887       2,159,247

     Net investment income .....................        139,570          88,249
     Net realized investment gains .............        213,258           9,949

     Other income ..............................        396,414         327,372
                                                    -----------     -----------
        Total revenues .........................      3,460,129       2,584,817

BENEFITS AND EXPENSES:

     Losses and loss adjustment expenses .......        750,096         476,710
     Amortization of deferred policy
        acquisition costs ......................        886,483         765,586
     Operating expenses ........................      1,109,983         972,972
     Interest expense ..........................         52,802          53,917
                                                    -----------     -----------
        Total expenses .........................      2,799,364       2,269,185
                                                    -----------     -----------

Income before income tax expense ...............        660,765         315,632
Income tax expense .............................        222,091          68,250
                                                    -----------     -----------
Net income .....................................    $   438,674     $   247,382
                                                    ===========     ===========
Weighted average number of shares ..............      5,447,966       5,444,958
                                                    ===========     ===========
Net income per share ...........................    $      0.08     $       .05
                                                    ===========     ===========




            See notes to condensed consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Capital in   Other          Retained                     Total
                                  Common Shares         Excess of    Comprehensive  Earnings       Treasury      Stockholders'
                                  Stock      Amount     Par Value    Income (Loss)  (Deficit)      Stock         Equity
                                  --------------------------------------------------------------------------------------------------

Balance at January 1, 1999 ..     5,763,070  $5,763    $ 7,212,941   $(190,929)     $(1,414,826)   $(263,719)    $ 5,349,230

   Exercise of 52,286 shares
     under 1991 stock option
     plan ...................        52,286      53         44,975                                                    45,028

   Net decrease in unrealized
     depreciation of
     available-for sale
     securities .............                                         150,032                                        150,032

   Net income ...............                                                        1,148,070                     1,148,070
                                                                                                                 -----------
   Comprehensive income .....                                                                                      1,298,102
                                  ---------  -------   ----------     ---------      ---------      --------     -----------

Balance at December 31, 1999      5,815,356  $ 5,816  $ 7,257,916   $ (40,897)     $  (266,756)   $ (263,719)    $ 6,692,360

   Net (increase) in
     unrealized
     depreciation of
     available-for-
     sale securities ........                                        (175,301)                                      (175,301)

   Net income ...............                                                          438,674                       438,674
                                                                                                                  -----------

   Comprehensive income .....                                                                                        263,373
                                 ---------  -------   ----------     ---------      ----------      ----------    -----------
Balance at March 31, 2000
(unaudited) .................    5,815,356  $ 5,816  $ 7,257,916   $ (216,198)     $   171,918     $  (263,719)   $6,955,733
                                 =========  =======  ===========   ===========     ===========     ===========    ===========








            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Three Months Ended March 31,
                                                                                               -------------------------------------
                                                                                                    2000                      1999
                                                                                               --------------          -------------

Cash flows from operating activities:
Net income .........................................................................            $   438,674             $   247,382
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
         Amortization (accretion) of investment premiums
             and discounts .........................................................                   (125)                    421
         Policy acquisition cost amortized .........................................                886,483                 765,586
         Policy acquisition costs deferred .........................................             (1,094,986)               (797,440)
         Depreciation and amortization .............................................                 40,882                  49,303
         Net realized gains/loss on sales of  investments ..........................               (213,258)                 (9,949)
(Increase) decrease in:
         Accrued investment income .................................................                (32,920)                 (5,557)
         Reinsurance recoverable ...................................................                102,111                (754,430)
         Accounts receivables ......................................................               (795,122)                124,759
         Income tax recoverable ....................................................                   --                    68,250
         Other assets ..............................................................                (58,534)                   (637)
Decrease (increase) in:
         Policy liabilities and accruals ...........................................                588,553                 319,650
         Ceded reinsurance payable .................................................                115,716              (1,003,914)
         Income tax payable ........................................................                 70,000                    --
                                                                                                -----------             -----------
Net cash (used in) provided by operating activities ................................                 47,474                (996,576)
Cash flows from investing activities:
Securities available-for-sale:
         Purchases - fixed maturities ..............................................             (3,795,509)                   --
         Sales - fixed maturities ..................................................              1,999,256                 511,262
         Purchases - equities ......................................................                354,952                  36,354
Securities held-to-maturity:
         Sales .....................................................................              1,500,000                    --
Repayments on mortgage loan ........................................................                    298                    --
(Increase) decrease in other investment ............................................                 (4,781)                    277
Net advances to (from) affiliates ..................................................                (28,502)                 87,139
                                                                                                -----------             -----------
Net cash provided by investing activities ..........................................                 25,714                 635,032
Cash flows from financing activities:
Payments on short-term borrowings and long-term debt ...............................                (12,994)                (11,879)
                                                                                                -----------             -----------
Net cash (used in) financing activities ............................................                (12,994)                (11,879)
                                                                                                -----------             -----------
Increase (decrease) in cash and cash equivalents ...................................                 60,194                (373,423)
Cash and cash equivalents, beginning of period .....................................              2,000,147               4,202,351
                                                                                                -----------             -----------
Cash and cash equivalents, end of period ...........................................            $ 2,060,341             $ 3,828,928
                                                                                                ===========             ===========

Supplemental cash flows disclosure:
Cash paid for interest .............................................................            $    52,802             $    53,917
                                                                                                ===========             ===========
Cash paid for income taxes .........................................................            $   144,650             $      --
                                                                                                ===========             ===========

            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.       Ownership and Organization
--       --------------------------

         Cumberland Technologies, Inc. ("CTI" or the "Company") f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ("SG"), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ("SA"), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ("ONS"), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ("Qualex"), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the "Company."

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

         Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentations.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCL&L STATEMENTS


2.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

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

3.       Earnings Per Share
--       ------------------

         Earnings per share for the three months ended March 31, 2000 and 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a basic and fully diluted basis.

4.       Investments
--       -----------

         Unrealized appreciation (depreciation):  The (increase) (depreciation)
         decrease  in  unrealized   appreciation  of  investments  recorded  in
         stockholders' equity was as follows:

                                       Three Months      Twelve Months
                                     Ended March 31,   Ended December 31,
                                          2000              1999
                                     -------------     -----------------
         Fixed maturities ..........   $ (65,854)      $    (72,803)
         Equities ..................    (150,344)            31,906
                                     -------------     -----------------
         Total unrealized
          (depreciation) ...........  $(216,198)       $    (40,897)
                                     =============     =================

5.       Income Taxes
--       ------------

         The Company's provision for income taxes for the quarter ended March 31, 2000 has been calculated using an effective rate of 34%.

6.       Term Note Due Affiliate
--       -----------------------

         In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of December 31, 1999, no payments could be made under the terms of the debenture.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCL&L STATEMENTS


7.        Notes Payable
--        -------------

         Affiliate

         Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into a common stock at $3.00 per share subsequent to a six-month anniversary and prior to the maturity date.

         Nonaffiliate

         In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other is due June 30, 2010 and bears interest at 9%. Principal and interest payments of $11,104 are due monthly beginning April 1, 1997.

8.       Intangibles
--       -----------

         Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired ("Goodwill"). Goodwill is amortized on a straight-line basis over 15 years and all other intangible assets are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

         The carrying value of Goodwill and other intangible assets are reviewed periodically for impairment. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and other intangible assets will be reduced by the estimated shortfall of cash flows.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCL&L STATEMENTS


9.       Loss and Loss Adjustment Expenses
--       ---------------------------------

         The liability for unpaid claims including incurred but not reported losses is based on the estimated ultimate cost of settling the claim (including the effects of inflation and other societal and economic factors), using past experience adjusted for current trends and any other factors that would modify past experience. These estimates are subject to the effects of trends in loss severity and frequency.
         Although considerable variability is inherent in such estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid claims (loss adjustment expense) is accrued when the related liability for unpaid loss is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to claims paid or in the process of settlement, such as internal costs of the claims function.

         The Company does not discount its reserves for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration.

         The Company does not consider investment income in determining if a premium deficiency relating to short duration contracts exists.

10.      Unearned Premiums
---      -----------------

         Unearned  premiums are calculated  using the monthly pro rata basis for
         miscellaneous   bonds  and  contract  completion  date  or  anticipated
         contract completion date for contract bonds.

11.      Reinsurance
---      -----------

         The Company assumes and cedes reinsurance and participates in various pools. The financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded. Amounts recoverable from reinsurers are estimated in a manner consistent with the future policy benefit and claim liability associated with the reinsured policies.

         Accounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.      Statutory Accounting Practices
---      ------------------------------

         CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. On a statutory accounting basis, CCS's underwriting operations reported income net of taxes of $101,169 for the three months ended March 31, 2000 and $675,975 for the year ended December 31, 1999. Statutory surplus (shareholders' equity) of these operations was $5,296,644 and $5,106,241 as of March 31, 2000 and December 31, 1999, respectively.

13.      Comprehensive Income
---      --------------------

         The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of our reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the three months ended March 31, 2000 and March 31, 1999, respectively.

                                                    Consolidated Statements of
                                                        Comprehensive Income
                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                              2000         1999
                                                         ---------    ----------
        Net income ................................      $ 438,674    $ 247,382
        Other comprehensive income:
            Unrealized appreciation (depreciation)
               of available-for-sale securities
               arising during period ..............         38,007     (117,924)
            Less: reclassification adjustment for
               gains included in net income .......        213,308        9,949
                                                         ---------    ---------
        Comprehensive income ......................      $ 263,373    $ 119,509
                                                         =========    =========

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Forward-looking Statement Disclosure
------------------------------------

All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or development anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES


         The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $15,900,000 at December 31, 2000. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $3,500,000 in the year 2000.

         At March 31, 2000, $21,731,198 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 48 percent in cash and investments (including accrued investment income), 32 percent in receivables and reinsurance recoverables, 17 percent in intangibles and deferred policy acquisition costs and 3 percent in other assets.

         The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

         Net cash provided by (used in) operating activities was $47,474 and ($996,576) for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by operating activities is attributed to a decrease in policy liabilities and accruals which is offset by an increase in reinsurance payables and recoverables, accounts receivable and depreciation.

         Net cash provided by investing activities was $25,714 and $635,032 for the three months ended March 31, 2000, and 1999, respectively. Investing activities consist of purchases and sales and maturities of investments.

         As of March 31, 2000 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999


         During the three months ended March 31, 2000, net premium income totaled $2,710,887 representing a net increase of 26 percent from that of the same period in 1999 ($2,159,247). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first three months of 2000 as compared to the same period in 1999, direct premiums earned increased $422,609 (18%); assumed premiums increased $285,459 (68%) and ceded premiums increased $156,428 (12%). Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

         Net investment income for the first quarter of 2000 as compared to the same period in 1999 increased by $51,321 or 58 percent. In the first quarter of 2000, the increase in net investment income is attributed to a reallocation of investments from money market funds in the first quarter of 1999 to the bond portfolio in the same period of 2000. Net realized gains during 2000 were $203,309 higher than realized gains for the same period of 1999. The net realized gain at March 31, 2000 is a result of the disposal of 27,000 shares of common stock that had been written down to a lower market value in a prior period. Other income increased by $60,042 during the first three months of 2000 when compared to 1999. The increase is attributable to subsidiary company's earnings.

         During the three months ended March 31, 2000 and 1999, loss and loss adjustment expenses increased to $750,096 from $476,710, respectively. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $273,386 is consistent with the flow of premiums when comparing the first quarter of 2000 to the same period of 1999.

         During the three months ended March 31, 2000 and 1999, amortization of deferred policy acquisition costs increased from $765,586 in 1999 to $886,483 in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

         Operating expenses increased by $137,011 or 14% for the three months ended March 31, 2000 when compared to the same in 1999. The increase is attributed to salary expenses, consulting fees, travel and taxes, license and fees, expense activity attributed to growth.

     Interest expense is attributed to the interest on notes payable to affiliates
         The increase in income taxes in the first quarter of 2000, as compared to the same period in 1999, is attributed to the application of a higher effective rate.

         The increase in net income in the first quarter of 2000, as compared to the same period in 1999, is attributed to the reasons mentioned above.

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


                                           CUMBERLAND TECHLOGIES, INC.
                                           ---------------------------


Date:    May 19, 2000                      By:  /s/  Joseph M. Williams
                                           -------------------------------------
                                           Joseph M. Williams
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)

Date:    May 19, 2000                      By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer
                                           (Principle Accounting and
                                             Financial Officer)