Form 10-Q
period 2000-06-30
CUMBERLAND TECHNOLOGIES INC
filed 2000-08-11
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ________ to ________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                          59-3094503
         ----------------------------------------------    ---------------------
         (State or other jurisdiction of incorporation)   (I.R.S.Employer
                                                            Identification No.)

         4311 West Waters Avenue, Suite 501
                  Tampa, Florida                           33614
         ----------------------------------------------    ---------------------
         (Address of principal executive office)           (Zip code

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 2000 was 5,553,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------

                                                                            Page
                                                                            ----

         Item 1.   Condensed consolidated balance sheets at June 30, 2000
                     (unaudited) and December 31, 1999 ......................1-2

                   Condensed unaudited consolidated statements of operations
                     for the six months ended June 30, 2000
                     and June 30, 1999 ........................................3

                   Condensed unaudited consolidated statements of operations
                     for the three months ended June 30, 2000
                     and June 30, 1999 ........................................4

                   Condensed consolidated statements of stockholders'
                     equity for the six months ended June 30, 2000
                     (unaudited)and for the year ended December 31, 1999 ......5

                   Condensed unaudited consolidated statements of
                     cash flows for the six months ended June 30, 2000
                     and June 30, 1999 ........................................6

                   Notes to condensed unaudited consolidated financial
                     statements ............................................7-12

        Item 2.    Management's Discussion and Analysis of financial
                     condition and results of operations ..................13-15


PART II  OTHER INFORMATION
-------  -----------------

        Item 1. Legal proceedings ............................................16

        Item 2. Changes in securities ........................................16

        Item 3. Defaults upon senior securities ..............................16

        Item 4. Submission of matters to a vote of security holders ..........16

        Item 5. Other information ............................................16

        Item 6. Exhibits and Reports of Form 8-K .............................16

                Signatures ...................................................17

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30,  December 31,
                                                            2000       1999
                                                       -----------  ------------
                                                        (unaudited)
  ASSETS
  ------

Investments:
    Securities available-for-sale at fair value:
       Fixed maturities ............................   $ 6,828,206   $ 3,698,506
       Equity securities ...........................       110,313       602,194
    Fixed maturity securities held-to-maturity at
       amortized cost ..............................     1,222,378     2,722,489
    Residential mortgage loan on real estate, at
       unpaid principal ............................       939,702       940,304
    Short-term investments .........................       440,239       430,239
                                                       -----------    ----------
       Total investments ...........................     9,540,838     8,393,732

Cash and cash equivalents ..........................     1,201,173     2,000,147
Accrued investment income ..........................       184,787        66,088

Reinsurance recoverable ............................     4,217,964     2,898,422

Accounts receivable:
    Trade ..........................................     3,565,273     2,896,358
    Affiliate ......................................       451,728       404,481
Deferred tax asset .................................       304,983       304,983
Deferred policy acquisition costs ..................     1,963,447     1,601,427
Intangibles, net ...................................     1,187,504     1,266,635
Other investment ...................................       571,431       559,418
Other assets .......................................       311,944       314,859
                                                       -----------   -----------
                                                       $23,501,072   $20,706,550
                                                       ===========   ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                        2000             1999
                                                    ------------   -------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Policy liabilities and accruals:
   Loss and loss adjustment expenses .............  $  4,760,997   $  4,576,539
   Unearned premiums .............................     5,774,368      4,843,606
Ceded reinsurance payable ........................       913,586        367,906
Accounts payable and other liabilities ...........     2,309,950      1,909,578
Income tax payable ...............................       285,132         35,132
Long-term debt:
   Nonaffiliate ..................................     1,130,113      1,281,429
   Affiliate .....................................     1,000,000      1,000,000
                                                    ------------    ------------
   Total liabilities .............................    16,174,146     14,014,190
Stockholders' equity:
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,553,244 and 5,497,244
       shares issued and outstanding, respectively         5,872          5,816
   Capital in excess of par value ................     7,264,860      7,257,916
   Accumulated other comprehensive (loss) ........      (213,736)       (40,897)
   Retained earnings (deficit) ...................       533,649       (266,756)
                                                    -------------   ------------
                                                       7,590,645      6,956,079
   Less treasury stock, at cost, 318,112  shares .      (263,719)      (263,719)
                                                    -------------   ------------
   Total stockholders' equity ....................     7,326,926      6,692,360
                                                    -------------   ------------
                                                    $ 23,501,072   $ 20,706,550
                                                    =============   ============





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                       2000               1999
                                                    -----------     ------------

REVENUES:
---------

     Direct premiums earned ....................    $ 5,817,912     $ 4,674,426
     Reinsurance premiums assumed ..............      1,214,056         982,741
     Less reinsurance ceded ....................     (1,523,602)     (1,227,912)
                                                    -----------     -----------
     Net premium income ........................      5,508,366       4,429,255

     Net investment income .....................        271,933         176,018
     Net realized investment gains .............        270,067           9,946

     Other income ..............................        904,030         705,636
                                                    -----------     -----------
        Total revenues .........................      6,954,396       5,320,855

BENEFITS AND EXPENSES:

     Losses and loss adjustment expenses .......      1,406,219       1,058,079
     Amortization of deferred policy
        acquisition costs ......................      1,689,258       1,586,837
     Operating expenses ........................      2,552,812       2,085,663
     Interest expense ..........................        103,611         107,564
                                                    -----------     -----------
        Total expenses .........................      5,751,900       4,838,143
                                                    -----------     -----------

Income before income tax expense ...............      1,202,496         482,712
Income tax expense .............................        402,091         120,000
                                                    -----------     -----------
Net income .....................................    $   800,405     $   362,712
                                                    ===========     ===========
Weighted average number of shares - basic ......      5,504,088       5,444,958
                                                    ===========     ===========
Net income per share - basic ...................    $       .15     $       .07
                                                    ===========     ===========

Weighted average number of shares - diluted ....      5,585,088            --
                                                    ===========     ===========
Net income per share - diluted .................    $       .14     $      --
                                                    ===========     ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------     ------------

REVENUES:
---------

     Direct premiums earned ....................    $ 3,093,281     $ 2,372,402
     Reinsurance premiums assumed ..............        511,191         565,334
     Less reinsurance ceded ....................       (806,993)       (667,730)
                                                    -----------     -----------
     Net premium income ........................      2,797,479       2,270,006

     Net investment income .....................        132,363          87,766
     Net realized investment gains .............         56,809            --

     Other income ..............................        507,616         378,263
                                                    -----------     -----------
        Total revenues .........................      3,494,267       2,736,035

BENEFITS AND EXPENSES:

     Losses and loss adjustment expenses .......        656,123         581,368
     Amortization of deferred policy
        acquisition costs ......................        802,775         821,250
     Operating expenses ........................      1,442,829       1,112,690
     Interest expense ..........................         50,809          53,647
                                                    -----------     -----------
        Total expenses .........................      2,952,536       2,568,955
                                                    -----------     -----------

Income before income tax expense ...............        541,731         167,080
Income tax expense .............................        180,000          51,750
                                                    -----------     -----------
Net income .....................................    $   361,731     $   115,330
                                                    ===========     ===========
Weighted average number of shares - basic ......      5,510,782       5,444,958
                                                    ===========     ===========
Net income per share - basic ...................    $       .07     $       .02
                                                    ===========     ===========

Weighted average number of shares - diluted ....      5,592,582            --
                                                    ===========     ===========
Net income per share - diluted .................    $       .06     $      --
                                                    ===========     ===========









            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                  Capital in      Other         Retained                   Total
                                                Common Shares     Excess of    Comprehensive    Earnings    Treasury   Stockholders'
                                             Stock       Amount   Par Value    Income(Loss)    (Deficit)    Stock          Equity
                                             ---------------------------------------------------------------------------------------

Balance at January 1, 1999 ................   5,763,070  $5,763  $ 7,212,941   $(190,929)      $(1,414,826) $(263,719)   $ 5,349,230

   Exercise of 52,286 shares
     under 1991 stock option
     plan .................................      52,286      53       44,975                                                  45,028

   Net decrease in unrealized
     depreciation of
     available-for-sale securities .......                                       150,032                                     150,032

   Net income .............................                                                      1,148,070                 1,148,070
                                                                                                                         -----------
   Comprehensive income ...................                                                                                1,298,102

                                              ---------  ------- -----------   ----------      -----------   ------------ ----------
Balance at December 31, 1999 ..............   5,815,356  $5,816  $7,257,916    $ (40,897)      $ (266,756)   $  (263,719) $6,692,360

   Exercise of 56,000 shares
     under 1991 stock option
         plan .............................      56,000      56       6,944                                                    7,000

   Net (increase) in unrealized
     depreciation of available-for-sale
     securities ...........................                                      (172,839)                                 (172,839)

   Net income .............................                                                      800,405                    800,405
                                                                                                                          ----------

   Comprehensive income ...................                                                                                 634,566
                                              ---------  ------  ----------    ----------      ---------    ------------  ----------

Balance at June 30, 2000
(unaudited) ...............................   5,871,356  $5,872  $7,264,860    $(213,736)      $ 533,649    $  (263,719)  $7,326,926
                                              =========  ======  ==========    ==========      =========    ============  ==========






            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended June 30,
                                                                                --------------------------------
                                                                                      2000                 1999
                                                                                ------------        ------------

Cash flows from operating activities:
Net income .............................................................        $   800,405         $   362,712
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
         Amortization (accretion) of investment premiums
             and discounts .............................................             (4,586)                472
         Policy acquisition costs amortized ............................          1,689,258           1,586,837
         Policy acquisition costs deferred .............................         (2,051,278)         (1,776,112)
         Depreciation and amortization .................................             79,131              98,609
         Net realized gain on sales of  investments ....................           (270,067)             (9,946)
(Increase) decrease in:
         Accrued investment income .....................................           (118,699)              1,407
         Reinsurance recoverable .......................................         (1,319,542)           (878,803)
         Accounts receivable ...........................................           (668,914)           (484,467)
         Income tax recoverable ........................................               --               120,000
         Other assets ..................................................              2,915              (5,312)
Decrease (increase) in:
         Policy liabilities and accruals ...............................          1,515,592             755,834
         Ceded reinsurance payable .....................................            545,680            (919,538)
         Income tax payable ............................................            250,000             677,759
                                                                                -----------         -----------
Net cash provided by (used in) operating activities ....................            449,895            (470,548)
Cash flows from investing activities:
Securities available-for-sale:
         Purchases - fixed maturities ..................................         (6,218,716)           (100,000)
         Sales - fixed maturities ......................................          3,098,991             826,262
         Proceeds from investment settlement ...........................            228,874                --
         Sales - equities ..............................................            354,956                --
Securities held-to-maturity:
         Maturities ....................................................          1,500,000              36,354
Repayments on mortgage loan ............................................                602                --
Purchase - short-term assets ...........................................            (10,000)             (6,246)
(Increase) decrease in other investment ................................            (12,013)                559
                                                                                 -----------         -----------
Net cash (used in) provided by investing activities ....................         (1,057,306)            756,929
Cash flows from financing activities:
Payments on long-term debt .............................................           (151,316)            (24,029)
Stock options exercised ................................................              7,000                --
Net advances to (from) affiliates ......................................            (47,247)              8,971
                                                                                 -----------         -----------
Net cash (used in) financing activities ................................           (191,563)            (15,058)
                                                                                 -----------         -----------
Increase (decrease) in cash and cash equivalents .......................           (798,974)            271,323
Cash and cash equivalents, beginning of period .........................          2,000,147           4,202,351
                                                                                 -----------         -----------
Cash and cash equivalents, end of period ...............................        $ 1,201,173         $ 4,473,674
                                                                                 ===========         ===========

Supplemental cash flows disclosure:
Cash paid for interest .................................................        $    53,611         $    57,564
                                                                                ===========         ===========

Cash paid for income taxes .............................................        $   144,650         $      --
                                                                                ===========         ===========


            See notes to condensed consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

         Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

3.       Earnings Per Share
--       ------------------

         Earnings per share for the six months ended June 30, 2000 and 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options. Earnings per share at June 30, 1999 was the same on both a basic and fully diluted basis.

4.       Investments
--       -----------

         Unrealized appreciation (depreciation): The components of unrealized depreciation of investments recorded in stockholders' equity was as follows:

                                           Six Months        Twelve Months Ended
                                       Ended June 30, 2000    December 31, 1999
                                       -------------------   -------------------
        Fixed maturities ............  $      (67,524)               $ (72,803)
        Equities ....................        (146,212)                  31,906
                                       ---------------       -------------------
        Total unrealized
        (depreciation) ..............       $(213,736)               $ (40,897)
                                       ===============       ===================

5.       Income Taxes
--       ------------

         The Company's provision for income taxes for the quarter ended June 30, 2000 has been calculated using an effective rate of approximately 34%.

6.       Term Note Due Affiliate
--       -----------------------

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

         Nonaffiliate

         In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $150,000 are due annually beginning March 1, 2000. The other note payable is due June 30, 2010 and bears interest at 9%. Principal and interest payments of $11,104 are due monthly beginning April 1, 1997.

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

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.      Statutory Accounting Practices
---      ------------------------------

         CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. On a statutory accounting basis, CCS's underwriting operations reported income net of taxes of $301,802 and $477,617 for the six months ended June 30, 2000 and June 30, 1999, respectively. Statutory surplus (shareholders' equity) of these operations was $5,268,413 as of June 30, 2000.

13.      Comprehensive Income
---      --------------------

         The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of our reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the six months ended June 30, 2000 and June 30, 1999, respectively.

                                                     Consolidated Statements of
                                                         Comprehensive Income
                                                     ---------------------------
                                                     Six Months Ended June 30,
                                                     ---------------------------
                                                              2000          1999
                                                     -------------     ---------
       Net income ..................................    $  800,405    $ 362,712
       Other comprehensive income:
         Unrealized appreciation (depreciation)
          of available-for-sale securities arising
          during period ............................       104,228          --
         Less: reclassification adjustment for
          gains included in net income .............      (270,067)    (131,073)
                                                        ----------    ----------
       Comprehensive income ........................    $  634,566    $ 231,639
                                                        ==========    ==========

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                  --------------------------------------------


         The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to six times its statutory surplus, or approximately $15,900,000 at December 31, 2000. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $3,500,000 in the year 2000.

         At June 30, 2000, $23,501,072 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 47 percent in cash and investments (including accrued investment income), 35 percent in receivables and reinsurance recoverables, 13 percent in intangibles and deferred policy acquisition costs and 5 percent in other assets.

         The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

         Net cash provided by (used in) operating activities was $449,895 and ($470,548) for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by operating activities is attributed to the combined change in receivables, policy acquisition costs and payables which is offset by net income after taxes.

         Net cash (used in) provided by investing activities was ($1,057,306) and $756,929 for the six months ended June 30, 2000, and 1999, respectively. Investing activities consist of purchases, sales and maturities of investments.

         Net cash used in financing activities was $191,563 and $15,058 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in the six months ended June 30, 2000 is primarily attributed to payments on long-term debt.

         As of June 30, 2000 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              --------------------------------------------------------

         During the six months ended June 30, 2000, net premium income totaled $5,508,366 representing a net increase of 24 percent from that of the same period in 1999 ($4,429,255). The increase is attributed to the marketing direction of the Company, which is to penetrate the small to medium surety direct markets. During the first six months of 2000 as compared to the same period in 1999, direct premiums earned increased $1,143,486 (24%); assumed premiums increased $231,315 (24%) and ceded premiums increased $295,690 (24%). Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

         Net investment income for the second quarter of 2000 as compared to the same period in 1999 increased by $95,915 or 54 percent. In the second quarter of 2000, the increase in net investment income is attributed to a reallocation of investments from money market funds in the second quarter of 1999 to the bond portfolio in the same period of 2000. Net realized gains during 2000 were $260,121 higher than realized gains for the same period of 1999. The net realized gain at June 30, 2000 is a result of the disposal of 27,000 shares of common stock that had been written down to a lower market value in a prior period. Other income increased by $198,394 during the first six months of 2000 when compared to 1999. The increase is attributable to subsidiary company's earnings.

         During the six months ended June 30, 2000 and 1999, loss and loss adjustment expenses increased to $1,406,219 from $1,058,709, respectively. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $348,140 is consistent with the flow of premiums when comparing the second quarter of 2000 to the same period of 1999.

         During the six months  ended June 30,  2000 and 1999,  amortization  of deferred policy acquisition costs increased from $1,586,837 in 1999 to $1,689,258 in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

         Operating expenses increased by $467,149 or 22% for the six months ended June 30, 2000 when compared to the same in 1999. The increase is attributed to salary expenses, travel expenses, taxes, license and fees and expense activity attributed to growth.

         Interest expense is attributed to the interest on notes payable to affiliates.

         The increase in income taxes in the second quarter of 2000, as compared to the same period in 1999, is attributed to the increase in earnings.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999
             -------------------------------------------------------

         During the three months ended June 30, 2000, net premium income totaled $2,797,479 representing an increase of 23 percent from that of the same period in 1999 ($2,270,008). During the three months ending June 30, 2000 as compared to the same period during 1999, direct premiums increased $720,877 (30%); assumed premiums decreased $54,144 (10%) and ceded premiums increased $139,262 (21%). Assumed premium decreased as a result of the a decrease in production under the quota share agreement written premiums. Ceded premiums increase as the volume of direct premiums increase based on their relationship under the Company's reinsurance treaties.

         Net investment income for the three months ending June 30, 2000 as compared to the same period during 1999 increased $44,594. The increase is attributed to the increased volume of investments in the bond market. Net realized gains increased by $56,812 and is a result of recovery pertaining to the sale of certain equity securities written down in 1998. Other income increased for the three months ended June 30, 2000 by $129,352 when compared to the same period in 1999 and is directly attributed to subsidiary earnings.

         During the three months ended June 30, 2000 and 1999, benefits and claims expenses increased to $656,123 from $581,369. Incurred expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $52,833 is consistent with the flow of premiums when comparing the three months ending June 30, 2000 to the same period of 1999.

         During the three months ended June 30, 2000, the amortization of deferred policy acquisition costs increase is consistent with the increase in premiums written and earned.

         Operating expenses increased by $330,168 or 30% for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999. The increase is attributed to salaries, travel and related expenses and expense activity attributed to growth.

         The increase in income tax expenses is attributed to increased gain from operations.

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


                                           CUMBERLAND TECHLOGIES, INC.
                                           ---------------------------

Date:    August 11, 2000                   By:  /s/  Joseph M. Williams
                                           -------------------------------------
                                           Joseph M. Williams
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)


Date:    August 11, 2000                   By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer
                                           (Principle Accounting and
                                             Financial Officer)