Form 10-Q
period 2000-09-30
CUMBERLAND TECHNOLOGIES INC
filed 2000-11-17
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended September 30, 2000.
                                       OR
[ ] Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 For the transition period from _________ to __________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

    Florida                                                59-3094503
    --------------------------------------------------     ---------------------
    (State  or other  jurisdiction  of incorporation)      (I.R.S. Employer
                                                             Identification No.)

    4311 West Waters Avenue, Suite 501
             Tampa, Florida                                 33614
    --------------------------------------------------      --------------------
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

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 2000 was 5,553,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------
                                                                            Page
                                                                            ----

         Item 1.   Condensed consolidated balance sheets at
                     September 30, 2000 (unaudited) and December 31, 1999....1-2

                   Condensed unaudited consolidated statements of operations
                     for the nine months ended September 30, 2000 and
                     September 30, 1999 .......................................3

                   Condensed unaudited consolidated statements of operations
                     for the three months ended September 30, 2000 and
                     September 30, 1999 .......................................4

                   Condensed consolidated statements of stockholders' equity for the nine months ended September 30, 2000 (unaudited) and
                     for the year ended December 31, 1999 .....................5

                   Condensed unaudited consolidated statements of cash flows
                     for the nine months ended September 30, 2000 and
                     September 30, 1999 .......................................6

                   Notes to condensed unaudited consolidated financial
                     statements ............................................7-13

         Item 2.   Management's Discussion and Analysis of financial
                     condition and results of operations ..................14-16

PART II  OTHER INFORMATION
-------  -----------------

         Item 1.   Legal proceedings .........................................17

         Item 2.   Changes in securities .....................................17

         Item 3.   Defaults upon senior securities ...........................17

         Item 4.   Submission of matters to a vote of security holders .......17

         Item 5.   Other information .........................................17

         Item 6.   Exhibits and Reports of Form 8-K ..........................17

                   Signatures ................................................18

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    FINANCIAL STATEMENTS

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                         2000          1999
                                                      -----------   ------------
                                                      (unaudited)
 ASSETS
 ------

Investments:
    Securities available-for-sale at fair value:
       Fixed maturities ............................   $ 7,308,674   $ 3,698,506
       Equity securities ...........................        42,338       602,194
    Fixed maturity securities held-to-maturity at
       amortized cost ..............................     1,222,981     2,722,489
    Residential mortgage loan on real estate, at
       unpaid principal ............................       939,393       940,304
    Short-term investments .........................       433,993       430,239
                                                       -----------   -----------
       Total investments ...........................     9,947,379     8,393,732

Cash and cash equivalents ..........................     1,977,845     2,000,147
Accrued investment income ..........................       115,162        66,088

Reinsurance recoverable ............................     3,260,637     2,898,422

Accounts receivable:
    Trade ..........................................     4,045,444     2,896,358
    Affiliate ......................................       438,219       404,481
Deferred tax asset .................................       304,983       304,983
Deferred policy acquisition costs ..................     2,024,923     1,601,427
Intangibles, net ...................................     1,151,469     1,266,635
Other investment ...................................       580,675       559,418
Other assets .......................................       296,486       314,859
                                                       -----------   -----------
                                                       $24,143,222   $20,706,550
                                                       ===========   ===========







            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
                                                        2000            1999
                                                    ------------   -------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Policy liabilities and accruals:
   Loss and loss adjustment expenses .............  $  5,063,153   $  4,576,539
   Unearned premiums .............................     5,903,905      4,843,606
Ceded reinsurance payable ........................       908,611        367,906
Accounts payable and other liabilities ...........     2,365,710      1,909,578
Income tax payable ...............................       228,523         35,132
Long-term debt:
   Nonaffiliate ..................................     1,116,523      1,281,429
   Affiliate .....................................     1,000,000      1,000,000
                                                    ------------   -------------
   Total liabilities .............................    16,586,425     14,014,190
Stockholders' equity:
   Common stock, $.001 par value; 10,000,000
     shares authorized; 5,553,244 and 5,497,244
     shares issued and outstanding, respectively .         5,872          5,816
   Capital in excess of par value ................     7,264,860      7,257,916
   Accumulated other comprehensive (loss) ........      (185,193)       (40,897)
   Retained earnings (deficit) ...................       734,977       (266,756)
                                                    -------------  -------------
                                                       7,820,516      6,956,079
   Less treasury stock, at cost, 318,612  shares .      (263,719)      (263,719)
                                                    -------------  -------------
   Total stockholders' equity ....................     7,556,797      6,692,360
                                                    -------------  -------------
                                                    $ 24,143,222   $ 20,706,550
                                                    =============  =============



           See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2000            1999
                                                 ------------      -------------

REVENUES:
---------

     Direct premiums earned ....................   $  9,122,315    $  7,359,043
     Reinsurance premiums assumed ..............      1,836,007       1,545,840
     Less reinsurance ceded ....................     (2,395,335)     (1,835,414)
                                                   ------------    ------------
     Net premium income ........................      8,562,987       7,069,469

     Net investment income .....................        429,777         251,783
     Net realized investment gains .............        270,067          15,918

     Other income ..............................      1,449,951       1,073,104
                                                   ------------    ------------
        Total revenues .........................     10,712,782       8,410,274

BENEFITS AND EXPENSES:

     Losses and loss adjustment expenses .......      2,391,073       1,672,561
     Amortization of deferred policy
        acquisition costs ......................      2,719,007       2,256,260
     Operating expenses ........................      3,919,119       3,321,865
     Interest expense ..........................        176,850         160,936
                                                   ------------    ------------
        Total expenses .........................      9,206,049       7,411,622
                                                   ------------    ------------

Income before income tax provision .............      1,506,733         998,652
Income tax provision ...........................        505,000         351,100
                                                   ------------    ------------
Net income .....................................   $  1,001,733    $    647,552
                                                   ============    ============
Weighted average number of shares - basic ......      5,520,888       5,468,239
                                                   ============    ============
Net income per share - basic ...................   $        .18    $        .12
                                                   ============    ============

Weighted average number of shares - diluted ....      5,602,688              --
                                                   ============    ============
Net income per share - diluted .................   $        .18    $         --
                                                   ============    ============





           See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended September 30,
                                               ---------------------------------
                                                      2000              1999
                                               ----------------    -------------

REVENUES:
---------

     Direct premiums earned ....................    $ 3,304,403     $ 2,684,616
     Reinsurance premiums assumed ..............        621,951         563,098
     Less reinsurance ceded ....................       (871,732)       (607,502)
                                                    -----------     -----------
     Net premium income ........................      3,054,622       2,640,212

     Net investment income .....................        157,843          75,766
     Net realized investment gains .............           --             5,973

     Other income ..............................        545,921         367,467
                                                    -----------     -----------
        Total revenues .........................      3,758,386       3,089,418

BENEFITS AND EXPENSES:

     Losses and loss adjustment expenses .......        984,854         614,482
     Amortization of deferred policy
        acquisition costs ......................      1,029,749         669,423
     Operating expenses ........................      1,366,307       1,236,202
     Interest expense ..........................         73,239          53,372
                                                    -----------     -----------
        Total expenses .........................      3,454,149       2,573,479
                                                    -----------     -----------

Income before income tax provision .............        304,237         515,939
Income tax provision ...........................        102,909         231,100
                                                    -----------     -----------
Net income .....................................    $   201,328     $   284,839
                                                    ===========     ===========
Weighted average number of shares - basic ......      5,553,244       5,468,239
                                                    ===========     ===========
Net income per share - basic ...................    $       .04     $       .05
                                                    ===========     ===========

Weighted average number of shares - diluted ....      5,635,044            --
                                                    ===========     ===========
Net income per share - diluted .................    $       .04     $      --
                                                    ===========     ===========



           See notes to condensed consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                  Capital in  Other           Retained                   Total
                                                 Common Shares    Excess of   Comprehensive   Earnings       Treasury  Stockholders'
                                              Stock     Amount    Par Value   Income (Loss)   (Deficit)      Stock       Equity
                                             ---------------------------------------------------------------------------------------

Balance at January 1, 1999 ............      5,763,070  $5,763    $7,212,941  $ (190,929)     $(1,414,826)   $(263,719) $ 5,349,230

   Exercise of 52,286 shares
     under 1991 stock option
     plan .............................         52,286      53        44,975                                                 45,028

   Net increase in unrealized
     appreciation of
     available-for-sale securities ....                                         150,032                                     150,032

   Net income .........................                                                        1,148,070                  1,148,070
                                                                                                                       -------------
   Comprehensive income ...............                                                                                   1,298,102

                                             ---------  ------   ----------  ----------      -----------    ---------- -------------
Balance at December 31, 1999 ..........      5,815,356  $5,816   $7,257,916  $ (40,897)      $ (266,756)    $(263,719) $ 6,692,360

   Exercise of 56,000 shares
     under 1991 stock option
     plan .............................         56,000      56        6,944                                                  7,000

   Net (decrease) in unrealized
     depreciation of available-for-sale
     securities .......................                                        (144,296)                                   (144,296)

   Net income .........................                                                        1,001,733                  1,001,733
                                                                                                                         -----------
   Comprehensive income ...............                                                                                     864,437
                                             ---------  ------   ----------   ----------     -----------     ----------  -----------
Balance at September 30, 2000 .........      5,871,356  $5,872   $7,264,860   $(185,193)     $   734,977     $(263,719)  $7,556,797
                                             =========  ======   ==========   ==========     ===========     ==========  ===========


           See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Nine Months Ended September 30,
                                                                                               -------------------------------------
                                                                                                      2000                   1999
                                                                                               -------------            ------------

Cash flows from operating activities:
Net income .......................................................................             $ 1,001,733              $   647,552
Adjustments to reconcile net income to net cash
    provided by (used in)  operating activities:
         Amortization (accretion) of investment premiums
             and discounts .......................................................                 (12,367)                     234
         Policy acquisition costs amortized ......................................               2,719,007                2,256,260
         Policy acquisition costs deferred .......................................              (3,142,503)              (2,580,810)
         Depreciation and amortization ...........................................                 115,166                  147,913
         Net realized gain on sales of  investments ..............................                (270,067)                 (15,918)
(Increase) decrease in:
         Accrued investment income ...............................................                 (49,074)                    (247)
         Reinsurance recoverable .................................................                (362,215)              (1,397,409)
         Accounts receivable .....................................................              (1,149,086)              (1,075,852)
         Income tax recoverable ..................................................                    --                    351,100
         Other assets ............................................................                  18,373                 (108,367)
Decrease (increase) in:
         Policy liabilities and accruals .........................................               2,003,045                1,318,641
         Ceded reinsurance payable ...............................................                 540,705                 (502,977)
         Income tax payable ......................................................                 193,391                  653,299
                                                                                               -----------              -----------
Net cash provided by (used in) operating activities ..............................               1,606,108                 (306,581)
Cash flows from investing activities:
Securities available-for-sale:
         Purchases - fixed maturities ............................................              (6,595,488)                (358,700)
         Sales - fixed maturities ................................................               3,098,991                1,086,262
         Proceeds from investment settlement .....................................                 228,875                     --
         Sales - equities ........................................................                 354,956                  155,311
Securities held-to-maturity:
         Maturities ..............................................................               1,500,000                     --
Repayments on mortgage loan ......................................................                     911                     --
Purchase - short-term assets .....................................................                  (3,754)                  (6,246)
(Increase) decrease in other investment ..........................................                 (21,257)                     846
                                                                                               -----------              -----------
Net cash provided by (used in) investing activities ..............................              (1,436,766)                 877,473
Cash flows from financing activities:
Payments on long-term debt .......................................................                (164,906)                 (36,452)
Stock options exercised ..........................................................                   7,000                     --
Net advances from affiliates .....................................................                 (33,738)                 (85,901)
                                                                                               -----------              -----------
Net cash (used in) financing activities ..........................................                (191,644)                (122,353)
                                                                                               -----------              -----------
Increase (decrease) in cash and cash equivalents .................................                 (22,302)                 448,538
Cash and cash equivalents, beginning of period ...................................               2,000,147                4,202,351
                                                                                               -----------              -----------
Cash and cash equivalents, end of period .........................................             $ 1,977,845              $ 4,650,890
                                                                                               ===========              ===========

Supplemental cash flows disclosure:
Cash paid for interest ...........................................................             $    78,317              $    85,936
                                                                                               ===========              ===========

Cash paid for income taxes .......................................................             $   304,168              $      --
                                                                                               ===========              ===========


           See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

3.       Earnings Per Share
--       ------------------

         Earnings per share for the nine months ended September 30, 2000 and 1999 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options. Earnings per share at September 30, 2000 was the same on both a basic and fully diluted basis.

4.       Investments
--       -----------

         Unrealized appreciation (depreciation): The components of unrealized depreciation of investments recorded in stockholders' equity was as follows:

                                         Nine Months Ended   Twelve Months Ended
                                        September 30, 2000     December 31, 1999
                                        ------------------  --------------------
         Fixed maturities ..............         $  28,994            $ (72,803)
         Equities ......................          (214,187)              31,906
                                                  ---------           ---------
         Total unrealized
          (depreciation) ...............         $(185,193)          $ (40,897)
                                                  =========           =========

5.       Income Taxes
--       ------------

         The Company's provision for income taxes for the three months and nine months ended September 30, 2000 has been calculated using an effective rate of approximately 34%.

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

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.      Statutory Accounting Practices
---      ------------------------------

         CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. On a statutory accounting basis, CCS's underwriting operations reported income net of taxes of $259,424 and $675,975 for the nine months ended September 30, 2000 and December 31, 1999, respectively. Statutory surplus (shareholders' equity) of these operations was $5,128,641 and $5,106,241 as of September 30, 2000 and December 31, 1999, respectively.

13.      Comprehensive Income
---      --------------------

         The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1999. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of our reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the nine months ended September 30, 2000 and September 30, 1999, respectively.

                                                   Consolidated Statements of
                                                      Comprehensive Income
                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        2000            1999
                                                 --------------     ------------
        Net income ..............................   $ 1,001,733     $   647,552
        Other comprehensive income:
         Unrealized depreciation of available-
          for-sale securities arising during
          period ................................      (144,296)       (186,710)
         Less: reclassification adjustment for
               gains included in net income .....         7,000            --
                                                    -----------     -----------
        Comprehensive income ....................   $   864,437     $   460,842
                                                    ===========     ===========

                         CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


14.      Recently Issued Authoritative Guidance
---      --------------------------------------

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2000, condensed consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company on April 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 as amended by SFAS 137 and 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exits. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

Item 2.             MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


         The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $15,400,000 at December 31, 2000. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $3,400,000 in the year 2000.

         At September 30, 2000, $24,143,222 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 50 percent in cash and investments (including accrued investment income), 32 percent in receivables and reinsurance recoverables, 13 percent in intangibles and deferred policy acquisition costs and 5 percent in other assets.

         The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

         Net cash provided by (used in) operating activities was $1,606,108 and ($306,581) for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by operating activities is attributed to the combined change in receivables, policy acquisition costs and payables which is offset by net income after taxes.

         Net cash (used in) provided by investing activities was ($1,436,766) and $877,473 for the nine months ended September 30, 2000, and 1999, respectively. Investing activities consist of purchases, sales and maturities of investments.

         Net cash used in financing activities was $191,644 and $122,353 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in the nine months ended September 30, 2000 is primarily attributed to payments on long-term debt, while net cash used through September 30, 1999 is primarily attributed to cash advances to affiliates.

         As of September 30, 2000 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           -----------------------------------------------------------


         During the nine months ended September 30, 2000, net premium income totaled $8,562,987 representing a net increase of 21 percent from that of the same period in 1999 ($7,069,469). The increase is attributed to the marketing direction of the Company, which is to penetrate the small to medium surety direct markets. During the first nine months of 2000 as compared to the same period in 1999, direct premiums earned increased $1,763,272 (24%); assumed premiums increased $290,167 (19%) and ceded premiums increased $559,921 (31%). Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

         Net investment income for the third quarter of 2000 as compared to the same period in 1999 increased by $177,994 or 71 percent. The increase in net investment income is attributed to a reallocation of investments from money market funds in 2000 to the bond portfolio. Net realized gains during 2000 were $254,149 higher than realized gains for the same period of 1999. The net realized gain at September 30, 2000 is a result of the disposal of 27,000 shares of common stock that had been written down to a lower market value in a prior period. Other income increased by $376,847 during the first nine months of 2000 when compared to 1999. The increase is attributable to subsidiary company's earnings.

         During the nine months ended September 30, 2000 and 1999, loss and loss adjustment expenses increased to $2,391,073 from $1,672,561, respectively. Incurred losses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $718,512 is attributable to higher claims cost and reserve strengthening during the year 2000.

         During the nine months ended September 30, 2000 and 1999, amortization of deferred policy acquisition costs increased to $2,719,007 from $2,256,260, respectively. The amortization of deferred policy acquisition costs increase is attributed to the increased commission expense associated with miscellaneous premiums written and general commission expenses attributed to agency subsidiaries.

         Operating expenses increased by $597,254 or 18% for the nine months ended September 30, 2000 when compared to the same period in 1999. The increase is attributed to salary, consulting fees and other expenses associated with growth.

         Interest expense is attributed to the interest on notes payable to affiliates.

         The increase in income taxes for the year 2000, as compared to the same period in 1999, is attributed to the increase in earnings.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
          ------------------------------------------------------------

         During the three months ended September 30, 2000, net premium income totaled $3,054,621 representing an increase of 16 percent from that of the same period in 1999 ($2,640,212). During the three months ending September 30, 2000 as compared to the same period during 1999, direct premiums increased $619,787 (23%); assumed premiums decreased $58,853 (10%) and ceded premiums increased $264,230 (43%). Ceded premiums increase as the volume of direct premiums increase based on their relationship under the Company's reinsurance treaties.

         Net investment income for the three months ending September 30, 2000 as compared to the same period during 1999 increased $82,077 (108%). The increase is attributed to the increased volume of investments in the bond market. Other income increased for the three months ended September 30, 2000 by $178,454 when compared to the same period in 1999 and is directly attributed to subsidiary earnings.

         During the three months ended September 30, 2000 and 1999, loss and loss adjustment expenses increased to $984,854 from $614,482, respectively.
Incurred losses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase in the third quarter is attributed to reserve strengthening.

         During the three months ended September 30, 2000, the amortization of deferred policy acquisition costs increase is consistent with the increase in premiums written and earned.

         Operating expenses increased by $130,105 or 11% for the three months ended September 30, 2000 when compared to the three months ended September 30, 1999. The increase is attributed to company growth and expansion and is primarily related to salary and travel expenses.

         The increase in income tax expenses is attributed to increased gain from operations.

          PART II - OTHER INFORMATION
          ---------------------------


Item 1.   Legal proceedings
-------   -----------------

          None

Item 2.   Changed in securities
-------   ---------------------

          None

Item 3.   Defaults upon senior securities
-------   -------------------------------

          None

Item 4.   Submission of matters to a vote of security holders
-------   ---------------------------------------------------


          Cumberland Technologies, Inc. Annual Shareholders' Meeting was held on October 5, 2000. The three directors nominated by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees. The directors were elected by the following votes:

                                                In Favor    Withheld   Not Voted
                                                --------    --------   ---------

          Francis M. Williams                   5,662,378    1,460       207,518
          Andrew J. Cohen ................      5,662,378    1,460       207,518
          R. Donald Finn .................      5,662,113    1,725       207,518

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and reports on Form 8-K
-------   --------------------------------


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


                                           CUMBERLAND TECHNOLOGIES, INC.
                                           -------------------------------------


Date:    November 17, 2000                 By:  /s/  Joseph M. Williams
                                           -------------------------------------
                                           Joseph M. Williams
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)

Date:    November 17, 2000                 By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer
                                           (Principle Accounting and
                                              Financial Officer)