Form 10-K
period 2000-12-31
CUMBERLAND TECHNOLOGIES INC
filed 2001-04-17
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[Mark One]

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                            59-3094503
     ---------------------------------------------      ------------------------
     (State or other jurisdiction of incorporation)     (I.R.S. Employer
                                                         Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                     33614
     ---------------------------------------------      ------------------------
     (Address of principal executive offices)           (Zip Code)

                                 (813) 885-2112
               -------------------------------------------------
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

                                  Common Stock
               ----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                   $2,180,180
                    ----------------------------------------
Aggregate market value of voting stock (Common Stock) held by nonaffiliates of the Registrant as of March 9, 2001

                5,553,244 shares of Common Stock $.001 par value
        ----------------------------------------------------------------
        Number of shares of Common Stock outstanding as of March 9, 2001

                    Documents incorporated by reference: NONE

                                     PART I
                                     ------


         Item 1.           Business
         -------           --------

         General
         -------

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

     The percentages of gross revenue generated by the Company's subsidiaries for the year ended December 31, 2000 are as follows:

         Subsidiary                          Revenue Percentage
         ----------                          ------------------

         CCS............................          84%
         SSI............................           2%
         Qualex.........................           8%
         SA.............................           2%
         SG.............................           4%
                                              -----------
                                                 100%

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

     Insurance Products
     ------------------

     The Company's other liability insurance products include, Registered Investment Advisors professional liability insurance and Notary Public Errors and Omission liability insurance. Both coverages are occurrence liability coverages, that insure against specific liability risks. Under the Registered Investment Advisors professional liability coverage, each endorsed account is limited to a maximum liability coverage of $500,000. The Notary Public Errors and Omissions liability coverage is written with liability limits of $7,500 to $30,000 per policy.

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

     Technology Product
     ------------------

     On October 1, 1996, CTI launched the development of a surety bond issuance system "Bond-Pro(R)." The Company received its federal copyright registration #TX4-542-729 effective March 29, 1997. The Company sees the implementation of the system as an integral part of its unique service affording it the ability to capture a larger share of the marketplace. This program encompasses the required functions an agency needs to run a full scale bond desk when implemented inside the agency structure. The software is designed to reduce the labor required to provide improved service. CTI offers its Bond-Pro(R) program to small and medium size agencies in order to produce premiums for CCS. The efficiencies gained in using the Bond-Pro(R) system enhances CCS's ability to increase premiums and to develop relationships which may not otherwise be possible due to competition for this class of business. While a small percentage of the industry offers issue and reporting systems for bonds, no other provider offers a fully integrated, multi-carrier production and processing system including management reporting.

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

     During 2000, there were no material changes in the mix of business or types of risk assumed. However, the Company was effective in spreading the geographic mix of the business.

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

     The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") model law for property and casualty companies. The RBC model law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory interventions when an insurer falls below minimum capital levels. The model laws specifies four distinct action level at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial conditions deteriorates. These RBC levels are based on the percentage of an insurers surplus to its calculated RBC. The company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is to be used in premium rate making or approval. The Company calculated its RBC requirements as of December 31, 2000 and met the standards under the NAIC guidelines.

     Controlling Shareholders
     ------------------------

     Francis Williams, and "KC" (collectively "Majority Shareholder") owns 79.4% of the outstanding ordinary shares of the Company and collectively control the policies and affairs of the Company. Circumstances may arise in which the interest of the Majority Shareholder of the Company could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholder may have an interest in pursuing acquisitions, divestitures or other transaction that in their judgement, could enhance their equity investment, even though such transactions might involve risk to the other holders of the common stock.

     Employees
     ---------

     On December 31, 2000, the Company had 44 employees. All are employed on a full-time basis. None of the Company's employees are union members or subject to collective bargaining agreements. The Company believes that it enjoys a favorable relationship with its employees

     Forward-looking Statements
     --------------------------

     All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events, trends or similar expressions concerning matters that are not historical facts are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations, including the risk factors discussed in this Form 10-K, Item 1 and 7A, and other factors, many of which are beyond the control of the Company, consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations.

     Item 2.   Properties
     -------   ----------

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $12,123, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009. Effective March 1, 2001, the monthly rate will be $13,252 as a result of increased square footage.


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

     KC and SSI entered into an agreement with an independent contractor, AEC, on August 16, 1989 on a construction contract with the United States Navy (the
Navy). Pursuant to this contract, the Company, as surety, executed and delivered to the Navy certain performance and payment bonds (the Bonds). At the time that the Bonds were issued, KC entered into an indemnification agreement with the Company, whereby KC indemnified the Company from any and all losses, costs, and expenses incurred related to the Bonds. In 1991, the Navy default and terminated AEC on the contract. The contract has been in litigation since the termination in 1991 generating a subrogation receivable in the amount of approximately $1,851,000 and $1,768,000 as of December 31, 2000, and 1999, respectively. In the event that the Company is unsuccessful in its litigation activities with the Navy, management of the Company believes that KC will reimburse the Company for the losses and expenses incurred related to the Bonds.

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

---------------------------- ----------------   ----------    ------------------
                                Position
Name                          Presently Held     Entity        Period of Service
---------------------------- ----------------   ----------    ------------------

Joseph M. Williams .........   President               CTI     06/1992 to date

Edward J. Edenfield, IV ....   President               CCS     05/1996 to date
                               President               SSI     06/1997 to date
                               President               SG      01/1998 to date
                               President               SA      01/1998 to date

Carol S. Black .............   Secretary               CTI     06/1995 to date
                               Secretary/Treasurer     CCS     06/1995 to date
                               Secretary               SSI     08/1995 to date
                               Secretary/Treasurer     Qualex  08/1995 to date
                               Secretary               SG      08/1995 to date
                               Secretary               SA      08/1995 to date

Edward A. Mackowiak ........   President               Qualex  11/1994 to date

Sam H. Newberry ............   Vice President          SG      01/1998 to date

                                     PART II
                                     -------


Item 5.  Market for the Company's Common Equity and Related Stockholders Matters
-------  -----------------------------------------------------------------------

     The Company's common stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, Cumberland was approved and included in the trading on the Nasdaq SmallCap Market. High and Low bid prices were set forth in Quotation Market Sheets published by Nasdaq. The high and low bid prices for 2000 and 1999 were as follows:


                                     Bid Information
                           ------------------------------------
                                 2000               1999
                           ------------------------------------
                            High     Low       High      Low
                           ------------------------------------
First Quarter ..........   $2 3/4  $ 1 5/8   $ 2 5/8   $ 1 3/4

Second Quarter .........    2 1/8    1 9/16    2 3/8     1 7/8

Third Quarter ..........    2 3/32   1 5/8     2 1/8     1 7/8

Fourth Quarter .........    2 7/8    1 1/4     2 3/8     1 1/2

     As of March 1, 2001, there were 830 stockholders of record of the common stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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

Statement of Operations Data:
-----------------------------
                                                                        Year Ended December 31,
                                                    ------------ ------------ ------------- ------------ ------------
                                                           2000         1999         1998          1997         1996
                                                    ------------ ------------ ------------- ------------ ------------
                                                                 (In Thousands - except per share data)
Operating data:
--------------
    Net premium income.......................       $    12,128  $     9,618  $    7,534    $     5,684  $    3,808
    Commission income........................               387          474         710            860       1,386
    Other income.............................             1,296          901         827            616         653
    Net investment income....................               576          333         377            408         404
    Net realized investment gain (losses)....                38          129        (437)           202         118
    Benefits and expenses....................            12,619       10,270       9,332          7,599       6,952
    Income (loss) before income taxes........             1,806        1,185        (321)           171        (583)
    Net income (loss)........................             1,042        1,148        (321)           171        (583)
Net income (loss) per share .................       $       .19  $       .21  $     (.06)   $       .03  $     (.14)


Balance Sheet Data:
                                                                        Year Ended December 31,
                                                    ------------ ------------ ------------- ------------ ------------
                                                           2000         1999         1998          1997         1996
                                                    ------------ ------------ ------------- ------------ ------------
                                                                             (In thousands)
Balance sheet data:
------------------
    Investments..............................       $     9,955  $     8,394  $    3,987    $     6,469  $    6,110
    Cash and cash equivalents................               694        2,000       4,202          1,804         669
    Accrued investment income................               185           66          55              -           -
    Accounts receivable......................             4,258        3,301       3,105          1,966         925
    Reinsurance recoverable..................             4,910        2,898       2,306          2,017       1,590
    Deferred policy acquisition costs........             1,955        1,601       1,247            813         635
    Intangibles..............................             1,115        1,267       1,456          1,681       1,957
    Other investment.........................               583          559         553            244           -
    Deferred tax asset.......................               175          305           -              -           -
    Income tax recoverable...................               168            -           -              -           -
    Other assets.............................               311          315          354           327          486
    Total assets.............................       $    24,309  $    20,706  $    17,265   $    15,321  $    12,372

Policy liabilities and accruals:
-------------------------------
    Unearned premiums........................       $     5,775        4,844        3,750         2,629        1,862
    Losses and LAE...........................             5,186        4,577        3,220         2,550        1,992
    Ceded reinsurance and accounts
       payable...............................             3,359        2,277        2,615         2,714        1,172
    Income tax payable.......................                 -           35            -             -            -
    Term note to affiliate...................             1,000        1,000        1,000             -            -
    Other debt...............................             1,103        1,281        1,331         1,419        1,533
    Total liabilities........................            16,423       14,014       11,916         9,312        6,559
    Total stockholders' equity...............       $     7,886  $     6,692  $     5,349   $     6,009   $    5,813


Item 7.   Management's  Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------------

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, (i) summary financial data (in thousands), and (ii) the percentage change in the dollar amount for such items from period to period.

                                                                                            Percentage Increase
                                                                                                 (Decrease)
                                                 Year Ended December 31,                  Year Ended December 31,
                                       -----------------------------------------------------------------------------
                                              2000            1999           1998          2000           1999
                                       -----------------------------------------------------------------------------
                                                                      (In thousands)

Net premium income...................  $    12,128    $      9,618  $       7,534          26.1%         27.7%
Net investment income................          576             333            377          73.0%       (11.7)%
Net realized investment gains
    (losses).........................           38             129           (437)       (70.5)%        129.5%
Other revenues.......................        1,682           1,375          1,537          22.3%       (10.5)%
Losses and loss adjustment
    expenses.........................        3,360           2,395          2,648          40.3%        (9.6)%
Amortization of deferred
    acquisition costs................        3,767           2,895          2,252          30.1%         28.6%
General expenses and taxes...........        5,491           4,980          4,432          10.3%         12.4%
Income (loss) before income
    taxes............................        1,806           1,185           (321)         52.4%        469.2%
Income tax expense ..................          764              37              -       1,964.9%           -
Net income (loss)....................        1,042           1,148           (321)        (9.2)%        457.6%


      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
      ---------------------------------------------------------------------

     Written direct and assumed premiums reached a record $16,168,734 during 2000. Overall written premiums, net of ceded premiums, increased by $2,160,885 or 21%. Earned premiums increased by $2,510,161 or 26% to $12,127,953 for 2000 compared to $9,617,792 for 1999. The increase in earned premiums resulted from CCS's continued growth in the direct surety bond market.

     During 2000, premiums written by CCS increased as a result of the continued marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through pooling agreements. CCS's reinsurance assumed premium is a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using Cumberland's Bond-Pro(R) issuance program. The increase in ceded premiums is correlated to the direct premium written and the association to excess of loss treaties on these premiums. The following table reflects the written premium activity, net of reinsurance ceded, for 2000 and 1999.

                                                  Written Premiums
                                ------------------------------------------------
                                        2000                 1999      % Change
                                ------------------------------------------------
Direct .................        $ 13,775,266         $ 10,816,114         27.4%
Assumed ................           2,393,468            2,421,346        (1.2)%
Ceded ..................          (3,510,537)          (2,740,148)        28.1%
                                ------------         ------------         ----
Total ..................        $ 12,658,197         $ 10,497,312         20.6%
                                ============         ============         ====

     During the year ended December 31, 2000 and 1999, net investment income earned was $576,406 and $333,462, respectively. Net realized gains for the years ended December 31, 2000 and 1999 were $38,381 and $129,101, respectively. The increase in net investment income is attributed to a reallocation of investments from money market funds to the bond portfolio. Net realized gains includes other than temporary losses of $231,686 from certain investments.

     Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. For the year ended December 31, 2000, other revenues increased by $307,249 or 22%, which is attributable to increased business by the Company's claim consulting subsidiary.

     Losses and loss adjustment expenses increased to $3,360,258 from $2,394,532 for the year ended December 31, 2000 and 1999, respectively. The increase of $965,726 or 40.3% is attributed to claims arising from increased direct writings. Losses as a percentage of earned premiums were 27.7% and 24.9% for the years ended December 31, 2000 and 1999, respectively. Direct incurred losses increased $1,498,196 or 89.0% while losses under the assumed agreements decreased $475,117 or 72.7% when comparing current year to prior year. The following tables reflects the 2000 activity as it pertains to earned premiums and incurred claims:

                                     -------------------------------------------
                                     Premiums Earned    Claims Incurred    Ratio
                                     -------------------------------------------
Direct, net .................        $ 9,647,241        $ 3,182,274        33.0%
Assumed, net ................          2,480,712            178,084         7.2%
                                     -----------        -----------        ----
Total .......................        $12,127,953        $ 3,360,358        27.7%
                                     ===========        ===========        ====

     During the year ended December 31, 2000 the net amortization of deferred policy acquisitions costs increased to $3,767,107 from $2,895,834 for the year ended December 31, 1999. The increase is attributed to the increase in earned premiums.

     During the year ended December 31, 2000, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $5,288,520 from $4,766,101 in 1999. The increase of $522,419 or 11% is a result of increased salary expense including bonuses, payroll taxes and employee benefits of $617,066 and a decrease in general office expenses of $94,647. The increase in salary and consulting expenses is attributable to the cost of additional personnel and results from the Company's growth.

     Interest expense on non-affiliated debt is interest paid to the Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995.

     The Company incurred income tax expenses during 2000 of $764,390 as compared to $36,686 during 1999. The income tax expense for the year ended December 31, 1999 includes the reversal of a valuation allowance of $466,799.


      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
      ---------------------------------------------------------------------

     Written direct and assumed premiums reached a record $13,237,460 during 1999. Overall written premiums, net of ceded premiums, increased by $1,922,427 or 22%. Earned premiums increased by $2,084,108 or 28% to $9,617,792 for 1999 compared to $7,533,684 for 1998. The increase in earned premiums resulted from CCS's continued growth in the direct surety bond market.

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

                                                 Written Premiums
                                ------------------------------------------------
                                        1999                 1998       % Change
                                ------------------------------------------------
Direct .................        $ 10,816,114         $  9,451,746          14.4%
Assumed ................           2,421,346            1,478,109          63.8%
Ceded ..................          (2,740,148)          (2,354,970)       (16.4)%
                                ------------         ------------        ------
Total ..................        $ 10,497,312         $  8,574,885          22.4%
                                ============         ============        ======

     During the year ended December 31, 1999 and 1998, net investment income earned was $333,462 and $377,218, respectively. Realized net losses and gains for the years ended December 31, 1999 and 1998 were $129,101 and $(437,565), respectively. CCS wrote down its investment in certain equity securities during the fourth quarter of 1998 as management determined the decline in value to be other than temporary. As a result, CCS recorded a loss of $580,360 in 1998, which was offset by net capital gains of $142,795.

     Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. For the year ended December 31, 1999, other revenues decreased by $162,145 or 11% which is attributable to the transfer of direct writings by subsidiary agencies for other carriers in 1998 to CCS in 1999.

     Losses and loss adjustment expenses decreased to $2,394,532 from $2,648,074 for the year ended December 31, 1999 and 1998, respectively. The decrease of $253,542 or 9.6% is attributed to a decrease on claims incurred on assumed pooling business. Direct incurred losses increased $423,081 or 183.9% while losses under the assumed pooling agreements decreased $981,978 or 94.5%. Assumed claims on the expired pooling agreements were impacted during 1998 by losses incurred of $1,039,232. The following tables reflects the 1999 activity as it pertains to earned premiums and incurred claims:

                                    --------------------------------------------
                                    Premiums Earned    Claims Incurred     Ratio
                                    --------------------------------------------
Direct, net ......................       $7,538,112       $1,684,078       22.3%
Assumed, net .....................        2,079,680          653,201       31.4%
Assumed (pooling) net ............             --             57,253         --
                                         ----------       ----------       ----
Total ............................       $9,617,792       $2,394,532       24.9%
                                         ==========       ==========       ====

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

     The Company incurred income tax expenses during 1999 of $36,686. Due to tax loss carryforwards, the Company did not incur income tax expense on a consolidated basis for the year ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $16,324,000 at December 31, 2000. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,177,000.

     At December 31, 2000, the Company's $24,309,585 of total assets calculated were distributed primarily as follows: 44.6 percent in cash and investments (including accrued investment income), 37.7 percent in receivables and reinsurance recoverables, 12.6 percent in intangibles and deferred policy acquisition costs, 1.4 percent in deferred income tax asset (including income tax recoverable) and 3.7 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash provided by (used in) operating activities was $214,494, $1,965,077 and $(193,734) for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the cash provided by operating activities was primarily attributed to a increase in policy liabilities and accruals. In 1999, the cash provided by operating activities was primarily attributable to increases in net income and accrued policy liabilities on claims and reinsurance. In 1998, the decrease in cash provided by operating activities is primarily attributed to an increase in receivables of $1,422,588 and income taxes recoverable of $120,000.

     Net cash (used in) provided by investing activities was $(1,316,601), $(4,133,973) and $1,410,318 for the years ended December 31, 2000, 1999 and
1998, respectively. Investing activities consist primarily of purchases and sales of investments.

     Net cash (used in) provided by financing activities was $(204,262), $(33,308) and $1,182,237 for the years ended December 31, 2000, 1999 and 1998, respectively. Financing activities consist primarily of purchases of treasury stock, long-term and short-term borrowings and repayment on borrowings during 2000, 1999 and 1998.

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

Reconciliation of Liability for Losses and Loss Adjustment Expenses
-------------------------------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 2000, 1999 and 1998 to the gross amounts reported in Cumberland's balance sheets:


                                                                              December 31,
                                                     ---------------------------------------------------------------
                                                                   2000                1999                 1998
                                                     ---------------------------------------------------------------
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at beginning
   of year.........................................  $        2,808,727   $       1,680,580    $       1,392,931
                                                     ------------------   -----------------    -----------------
Provision for losses and LAE for claims occurring
   in the current year, net of reinsurance.........           4,363,435           2,810,532            2,331,074
(Decrease) increase in estimated losses and LAE for
   claims occurring in prior years, net of
   reinsurance.....................................          (1,003,077)           (416,000)             317,000
                                                     -------------------  ------------------   -----------------
Incurred losses during the current year, net of
   reinsurance.....................................           3,360,358           2,394,532            2,648,074
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year....................................           2,450,587             135,635              557,997
   Prior years.....................................             383,749           1,130,750            1,802,428
                                                     ------------------   -----------------    -----------------
                                                              2,834,336           1,266,385            2,360,425
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at end of year....           3,334,749           2,808,727            1,680,580
Reinsurance recoverables on unpaid losses at end of
   year............................................           1,850,877           1,767,812            1,539,877
                                                     ------------------   -----------------    -----------------
Liability for losses and LAE, gross of reinsurance
   recoverables on unpaid losses, at end of year...  $        5,185,626   $       4,576,539    $       3,220,457
                                                     ==================   =================    =================



     Cumberland experienced $1,003,077 and $416,000 in redundancies and a $317,000 deficiency for losses and loss adjustment expenses in 2000, 1999 and 1998 respectively. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years. The deficiency in 1998 principally results from settling case basis reserves established in prior years for amounts that were more than expected.

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

     The differences between the December 31, 2000 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ("SAP") are as follows:

Liability for losses and LAE on a SAP basis (which is net of
   reinsurance recoverables on unpaid losses and LAE) .............   $3,334,749
Reinsurance recoverables on unpaid losses and LAE .................    1,850,877
                                                                      ----------
Liability for losses and LAE, as reported in the accompanying
   GAAP basis consolidated financial statements ...................   $5,185,626
                                                                      ==========

Analysis of Loss and Loss Adjustment Expense Development

     The following table represents the development of the liability for unpaid losses and LAE, net of reinsurance, for 1993 through 2000 (in thousands).


                                    1993       1994       1995       1996       1997       1998       1999       2000
                                --------   --------   --------   --------   --------   --------   --------   --------
Liability for losses and loss
  adjustment expenses, net
  of reinsurance.............   $  1,709   $  1,625   $  1,053   $    595   $  1,393   $  1,680   $  2,809   $  3,335
Liability re-estimated as of:
  One year later.............      3,815      1,384      1,716        644      1,710      1,264      1,806          -
  Two years later............      2,579      1,420      1,815      1,013      1,711        655          -          -
  Three years later..........      2,750      1,631      2,049      1,121      1,237          -          -          -
  Four years later...........      2,851      1,726      2,036        818          -          -          -          -
  Five years later...........      3,176      1,625      1,721          -          -          -          -          -
  Six years later............      3,139      1,328          -          -          -          -          -          -
  Seven years later..........      2,941          -          -          -          -          -          -          -
                                --------   --------   --------   --------   --------   --------   --------   --------
Cumulative (deficiency)
  redundancy.................   $ (1,232)  $    297   $   (668)  $   (223)  $    156   $  1,025   $  1,003   $  3,335
                                ========   ========   =========  =========  ========   ========   ========   ========

                                   1993        1994       1995       1996       1997       1998       1999       2000
                                --------   --------   --------   --------   --------   --------   --------   --------
Cumulative amount of
  liability, net of
  reinsurance recoverables,
  paid through:
     One year later..........   $   765    $  1,643   $  1,334   $    563   $  1,802   $  2,155   $  2,196   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Two years later.........   $ 1,058    $  2,316   $  2,186   $  1,631   $  2,856   $  1,878   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Three years later.......   $ 2,868    $  2,164    $ 2,997   $  2,466   $  2,575   $      -   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Four years later........   $ 3,717    $  2,875   $  3,506   $  2,336   $      -   $      -   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Five years later........   $ 4,442    $  3,230   $  3,360   $      -   $      -   $      -   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Six years later.........   $ 4,804    $  3,062   $      -   $      -   $      -   $      -   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========
     Seven years later.......   $ 4,769    $      -   $      -   $      -   $      -   $      -   $      -   $       -
                                ========   ========   ========   ========   ========   ========   ========   =========

Effect of Inflation
-------------------

     Inflation has not had a material impact upon the Company's operations for the last three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

     Interest Rate Sensitivity
     -------------------------

     The following tables present principal maturity cash flows and related weighted average interest rates by expected maturity as of December 31, 2000 and 1999:

                                                                                  2000 Expected Maturity Date
                                                                                  ---------------------------
                                                                                                                         Fair
                                                                                                      There-             Value
                                                    2001     2002      2003       2004     2005       after   Total     12/31/00
                                                 -----------------------------------------------------------------------------------
                                                                     (In thousands)
Assets
Debt securities available for sale ............. $  498    $  504   $  2,410   $  2,051   $  1,152   $  938   $ 7,553   $   7,553
   Average interest rate .......................    5.5%      6.4%       5.9%       6.2%       7.3%     7.3%      6.4%        6.4%

Debt securities held to maturity ...............    865       --         259        100         --       --     1,224       1,224
   Average interest rate .......................    6.3%      --         5.5        5.5%        --       --       5.8%        5.8%

Mortgage loans .................................    701         1          2          2          2       34       742         742
   Average interest rate .......................     .5%      7.5%       7.5%       7.5%       7.5%     7.5%      6.3%        6.3%

Short-term investments .........................    434       --          --         --         --       --       434         434
   Average interest rate .......................    5.5%      --          --         --         --       --       5.5%        5.5%

Liabilities
Debt including current
   portion ..................................... $1,184   $   189   $     70   $     77   $     84   $  499   $ 2,103    $  2,103
   Average interest rate .......................    9.0%      7.7%       8.6%       8.5%       8.4%     8.0%      8.4%        8.4%






                                                              1999 Expected Maturity Date
                                                              ---------------------------

                                                                                                                              Fair
                                                                                                          There-             Value
                                                        2000       2001      2002       2003    2004      after     Total  12/31/99
                                                   ---------------------------------------------------------------------------------
                                                                     (In thousands)
Assets
Debt securities available for
   sale ........................................   $   3,099    $   --    $    --     $   121   $   --     $  478    $3,698  $3,698
   Average interest rate .......................         5.8%       --         --         5.8%      --        6.1%      5.9%    5.9%

Debt securities held to maturity ...............       1,500       865         --         255       95         --     2,715   2,715
   Average interest rate .......................         5.9%      6.3%        --         5.5%     5.5%        --       5.8%    5.8%

Mortgage loans .................................         896         1          1           2        2         38       940     940
   Average interest rate .......................         8.9%      7.5%       7.5%        7.5%     7.5%       7.5%      7.7%    7.7%

Short-term investments .........................         430        --         --          --       --         --       430     430
   Average interest rate .......................         4.7%       --         --          --       --         --       4.7%    4.7%

Liabilities
Debt including current
   portion .....................................   $     183    $1,184    $   183     $    70    $   84     $ 577     $2,281 $2,281
   Average interest rate .......................         9.4%      9.4%       9.7%        9.0%      8.0%      8.0%       8.4%   8.4%


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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative is speculative in nature and was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. The transition adjustment of approximately $600,000 will be reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account within the consolidated balance sheet. The adoption of SFAS 133 did not have a material adverse impact on the results of operations, financial position or liquidity of the Company.

Item 8. Consolidated financial statements and Supplementary Data
------  --------------------------------------------------------

     The consolidated financial statements of the Company required by this Item are listed in Item 14(a)(1) and (2) and are submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------   ---------------------------------------------------------------

     On January 3, 2000, the Company filed a Form 8-K to register its change in certifying accountant.

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     The current directors and executive officers of Cumberland are as follows:

Name                                  Age     Position
----                                  ---     --------

Francis M. Williams ............      59      Chairman of the Board of Directors
Joseph M. Williams .............      44      President and Treasurer
Andrew J. Cohen ................      47      Director
R. Donald Finn .................      57      Director
Edward J. Edenfield IV .........      43      President, CCS

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

     Andrew J. Cohen was elected as a Director to Cumberland's Board effective February 24, 1997. Currently Co-President and Chief Executive Officer of ABC Capital Corp., an investment management firm based in Tampa, Florida and also acts as Co-Chairman on their Board of Directors. In addition, Mr. Cohen is President of Albany Associates, Inc., a Tampa based management consulting firm. Since June of 1972, Mr. Cohen has been co-President of ABC Fabric of Tampa, Inc. which is now the fourth largest private retail fabric company in the United
States. Mr. Cohen brings both national marketing and corporate management experiences to Cumberland.

     R. Donald Finn was elected as a Director to Cumberland's Board effective September 9, 1999. For more than the last five years, Mr. Finn has been a partner in the law firm of Gibson, McAskill & Crosby, located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

Beneficial Ownership Reporting Compliance
-----------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation and Other Information
-------   --------------------------------------------

Summary Compensation Table
--------------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company's President and CCS's President for each of the three years in the period ended December 31, 2000:


                                                                                                            Long-Term Compensation
                                                                                                            ----------------------
                                                                                              Stock             All Other
                                                               Annual Compensation           Options           Compensation
                                                               -------------------           -------           ------------

Name of Individual and
Principal Position                                   2000          1999          1998         2000      2000      1999       1998
-----------------------------                      --------      --------      --------      ------     -----      ------    ----
Joseph M. Williams
President and Treasurer, CTI
   Salary ..................................      $ 95,000      $ 95,000      $ 95,000          --        $--      $--        $--
   Bonus ...................................      $ 64,000      $ 60,000      $ 30,000          --        $--      $--        $--

Edward J. Edenfield IV
President and CEO, CCS
   Salary ..................................      $115,000      $115,000      $116,731        10,000      $--      $--        $--
   Bonus ...................................      $ 50,500      $ 35,000      $ 25,000          --        $--      $--        $--



Aggregate Option Exercises in 2000 and December 31, 2000 Option Values
----------------------------------------------------------------------

     The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 2000. Mr. Joseph
M. Williams exercised 56,000 options in 2000.

                                                        Value of Unexercised
                        Number of Securities                In-the-Money
                       Underlying Unexercised              Options at Fiscal
                      Options at Fiscal Year End            Year End ($)(1)
Name                (#)Exercisable/Unexercisable      Exercisable/Unexercisable
----                ----------------------------      -------------------------

Joseph M. Williams                44,000/0                 $82,500/0
Edward J. Edenfield, IV           22,000/0                 $26,000/0

(1) Represents the dollar value of the difference between the value at December 31, 2000 and the option exercise price of unexercised options at December 31, 2000.

(2) Mr. Joseph M. Williams acquired 56,000 shares of Cumberland common stock through exercising shares issued in connection with the 1991 Stock Option Plan on June 8, 2000.

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

Compensation of Directors
-------------------------

     During the year ended December 31, 2000, the Company paid non-officer Directors an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Common Stock Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------

     The following table sets forth the number of shares of Cumberland's Common Stock beneficially owned as of December 31, 2000 by (i) persons known by Cumberland to own more than 5 percent of Cumberland's outstanding Common Stock,
(ii) each director and officer of Cumberland, and (iii) all directors and executive officers of Cumberland as a group:

                                    Amount and Nature of      Percent of Issued
Name and Address                  Beneficial Ownership of       and Outstanding
of Beneficial Owner (1) (2)           Common Stock               Common Stock
---------------------------       ------------------             --------------

Francis M. Williams                   3,782,441 (3)                  68.1%
Joseph M. Williams                      358,993 (4)                   6.5%
R. Donald Finn                            7,131 (5)                    .1%
Andrew J. Cohen                          47,590 (6)                    .9%
Edward J. Edenfield IV                   22,000 (7)                    .4%
Kimmins Corp.                         1,723,290                      31.0%
All directors and executive
Officers as a group (five persons)    4,846,966                      87.3%

(1) The address of all officers and Directors of Cumberland listed above are in care of Cumberland at 4311 West Waters Avenue, Suite 401, Tampa, Florida 33614.

(2)  Cumberland  believes  that the persons  named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  common  stock
     beneficially owned by them, unless otherwise noted.

(3) Includes 2,464,522 shares owned by Mr. Francis Williams; 1,094,480 shares allocated to Mr. Williams based on his 63.5% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams' wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,050 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner. Mr. Williams owns 61.6% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.

(4) Includes 88,800 shares owned by Mr. Joseph M. Williams; options to acquire 44,000 shares of Cumberland Common Stock; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested. Also includes 205,764 shares held by KC's 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of Cumberland Common Stock held by the ESOP, of which Mr. Williams is a trustee; Mr. Williams disclaims beneficial ownership of these shares.

(5) Includes 2,131 shares owned by Mr. R. Donald Finn and options to acquire 5,000 shares of Cumberland common stock.

(6) Includes 72,540 shares owned by C&C Properties a partnership in which Mr. Cohen has a 50% ownership, 6,320 shares held in trust for Mr. Cohen's minor children and options to acquire 5,000 shares of Cumberland common stock.

(7)  Includes options to acquire 22,000 shares of Cumberland Common stock.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     Surplus Debentures/Term Note
     ----------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1999, no payments could be made under the terms of the debenture. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital to $1,000,000 from $423,734. As of December 31, 2000, no payments could be made under the terms of the debenture.

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

     CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $4,413, $10,342 and $14,907 for the years ended December 31, 2000, 1999 and 1998, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $171,292, $ 117,075 and $289,207 for years ended December 31, 2000, 1999 and 1998, respectively.

Item 14.     Exhibits, Consolidated financial statements, Schedules,
-------      and Reports on Form 8-K
             -------------------------------------------------------------------

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K

     1.   Consolidated Financial Statements

          - Report of Independent Auditors
          - Report of Independent Certified Public Accountants
          - Consolidated balance sheets at December 31, 2000 and 1999
          - Consolidated statements of operations for each of the three years in the period ended December 31, 2000.
          - Consolidated statements of stockholders'equity for each of the three years in the period ended December 31, 2000.
          - Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000.
          - Notes to consolidated financial statements

     2.   Financial Statement Schedule

          Schedule II - Condensed Financial Information of Registrant

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          3(i)     -   Articles of Incorporation
          3(ii)    -   Bylaws
          10       -   Lease agreement with Cumberland Properties, Inc.
          11       -   Statement Re: Computation of Earnings Per Share
          22       -   Subsidiary list
          23.1     -   Consent of Deloitte & Touche LLP
          23.2     -   Consent of Ernst & Young LLP
                   -   (Previously filed as part of Registrant's
                       Registration Statement on Form 8, File No.
                       0-19727 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

     On January 3, 2000 the Company filed a Form 8-K to register changes in Registrant's Certifying Accountants.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date:    April 17, 2001             CUMBERLAND TECHNOLOGIES, INC.

Date:    April 17, 2001             By:      /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    April 17, 2001             By:      /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President


Date:    April 17, 2001             By:      /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams, Chairman of the Board


Date:    April 17, 2001             By:      /s/ R. Donald Finn
                                    --------------------------------------------
                                    R. Donald Finn, Director


Date:    April 17, 2001             By:      /s/ Andrew J. Cohen
                                    --------------------------------------------
                                    Andrew J. Cohen, Director


Date:    April 17, 2001             By:      /s/ Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black, Secretary
                                    (Principal Financial and Accounting Officer)

                           Annual Report on Form 10-K

                             Item 14(a), (c) and (d)

                    List of Consolidated Financial Statements

             Consolidated Financial Statement Schedules and Exhibits

                          Year Ended December 31, 2000


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

     The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                            Page
                                                                            ----

Independent Auditors' Report .................................................30

Report of Independent Certified Public Accountants ...........................31

Consolidated Balance Sheets at December 31, 2000 and 1999 .................32-33

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 2000 ..........................34

Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended December 31, 2000 ...................35

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 2000 ..........................36

Notes to Consolidated Financial Statements ...................................37

The following financial statement schedule is filed as part of this report:

Schedule II - Condensed Financial Information of Registrant ..................56

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Cumberland Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  DELOITTE & TOUCHE LLP
Tampa, Florida

April 11, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors of
Cumberland Technologies, Inc.

     We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Cumberland Technologies, Inc. for the year ended December 31, 1998. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cumberland Technologies, Inc. for the year then ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/  ERNST & YOUNG LLP
Tampa, Florida

March 19, 1999

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                       -------------------------
                                                             2000           1999
                                                       -------------------------
  Investments:
  -----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $ 7,553,010   $ 3,698,506
     Equity securities .............................         2,716       602,194
   Debt securities held-to-maturity at amortized
     cost (fair value, 2000 - $1,227,130;
     1999 - $2,714,801) ............................     1,223,593     2,722,489
   Mortgage loans on real estate, at unpaid
     principal .....................................       742,068       940,304
   Short-term investments ..........................       433,993       430,239
                                                       -----------   -----------
     Total investments .............................     9,955,380     8,393,732

Cash and cash equivalents ..........................       693,778     2,000,147
Accrued investment income ..........................       185,011        66,088

Reinsurance recoverable ............................     4,910,443     2,898,422

Accounts receivable:

   Nonaffiliate less allowance for doubtful
     accounts of $13,750 and $27,000, respectively .     3,821,206     2,896,358
   Affiliate .......................................       436,997       404,481
Income tax recoverable .............................       167,588          --
Deferred income tax asset ..........................       175,234       304,983
Deferred policy acquisition costs ..................     1,955,018     1,601,427
Intangibles, net ...................................     1,115,316     1,266,635
Other investment ...................................       582,532       559,418
Other assets .......................................       311,082       314,859
                                                       -----------   -----------
                                                       $24,309,585   $20,706,550
                                                       ===========   ===========




                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                     ---------------------------
                                                             2000           1999
                                                     ---------------------------
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses ..............  $  5,185,626   $ 4,576,539
   Unearned premiums ..............................     5,775,524     4,843,606
Ceded reinsurance payable .........................       721,513       367,906
Accounts payable and other liabilities ............     2,637,748     1,909,578
Income tax payable ................................          --          35,132
Debt:
   Nonaffiliate ...................................     1,102,683     1,281,429
   Affiliate ......................................     1,000,000     1,000,000
                                                     ------------   ------------
   Total liabilities ..............................    16,423,094    14,014,190
Stockholders' equity:                                ------------   ------------

   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued ........          --             --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,871,356 and 5,815,356
       shares issued, respectively ................         5,872         5,816
   Capital in excess of par value .................     7,264,860     7,257,916
   Accumulated other comprehensive income (loss)...       104,485       (40,897)
   Retained earnings (accumulated deficit) ........       774,993      (266,756)
                                                     ------------   ------------
                                                        8,150,210     6,956,079
   Less treasury stock, at cost, 318,112  shares at
       December 31, 2000 and 1999 .................      (263,719)     (263,719)
                                                     ------------   ------------
   Total stockholders' equity .....................     7,886,491     6,692,360
                                                     ------------   ------------
                                                     $ 24,309,585   $20,706,550
                                                     ============   ============




                 See notes to consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Years ended December 31,
                                                                         -----------------------------------------------------------
                                                                                 2000                   1999                    1998
                                                                         -----------------------------------------------------------
Revenue:
-------
Direct premiums earned ........................................            12,756,102             10,064,121              8,541,161
Reinsurance premiums assumed ..................................             2,480,712              2,079,680              1,268,032
Less reinsurance ceded ........................................            (3,108,861)            (2,526,009)            (2,275,509)
                                                                         ------------           ------------           ------------
Net premium income ............................................            12,127,953              9,617,792              7,533,684
Net investment income .........................................               576,406                333,462                377,218
Net realized investment gains (losses) ........................                38,381                129,101               (437,565)
Commission income .............................................               386,362                473,912                710,058
Other income:
    Affiliates ................................................               171,292                117,075                289,207
    Nonaffiliates .............................................             1,124,490                783,908                537,775
                                                                         ------------           ------------           ------------
Total revenue .................................................            14,424,884             11,455,250              9,010,377
                                                                         ------------           ------------           ------------
Benefits and Expenses:
Losses and loss adjustment expenses ...........................             3,360,358              2,394,532              2,648,074
Amortization of deferred policy acquisition
    costs .....................................................             3,767,107              2,895,834              2,252,195
Operating expenses ............................................             5,288,520              4,766,101              4,313,278
Interest expense:
    Affiliate .................................................               100,000                100,000                   --
    Nonaffiliate ..............................................               102,760                114,027                118,239
                                                                         ------------           ------------           ------------
Total expenses ................................................            12,618,745             10,270,494              9,331,786
                                                                         ------------           ------------           ------------

Income (loss) before income tax expense .......................             1,806,139              1,184,756               (321,409)
Income tax expense ............................................               764,390                 36,686                   --
                                                                         ------------           ------------           ------------
Net income (loss) .............................................          $  1,041,749           $  1,148,070           $   (321,409)
                                                                         ------------           ------------           ------------
Weighted average number of shares outstanding..................             5,528,849              5,475,613              5,447,966
                                                                         ============           ============           ============
Net income (loss) per share - basic............................          $        .19           $        .21           $       (.06)
                                                                         ============           ============           ============


                 See notes to consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                              Accumulated
                                                                 Capital in      Other        Retained
                                           Common Shares          Excess of  Comprehensive    Earnings                    Total
                                        ----------------------      Par         Income      (Accumulated   Treasury    Stockholders'
                                          Stock        Amount      Value       (Loss)        Deficit)       Stock         Equity
                                        ---------     --------     -----      -----------    -----------    -----       ------------
Balance at January 1, 1998 .........    5,763,070      $5,763     $7,212,941     $134,201    $(1,093,417)  $(250,219)    $6,009,269

   Purchase of 4,500 shares
       of treasury stock ...........                                                                         (13,500)       (13,500)

   Net unrealized depreciation
       of available-for-sale
       securities, net of income tax                                             (325,130)                                 (325,130)

   Net loss ........................                                                            (321,409)                  (321,409)
                                                                                                                         -----------
   Comprehensive loss...............                                                                                       (646,539)
                                        -----------   -----------  -----------   -----------   -----------   ----------- -----------
Balance at December 31, 1998 .......     5,763,070       5,763     7,212,941     (190,929)    (1,414,826)    (263,719)    5,349,230

   Exercise of 52,286 shares
       under 1991 stock
       option plan ................         52,286          53        44,975                                                 45,028

   Net unrealized appreciation
       of available-for-sale
       securities, net of income tax                                              150,032                                   150,032

   Net income .....................                                                           1,148,070                   1,148,070
                                                                                                                         -----------

   Comprehensive income ...........                                                                                       1,298,102
                                      -----------   -----------   -----------  -----------    -----------   -----------   ----------
Balance at December 31, 1999 ......     5,815,356         5,816     7,257,916     (40,897)     (266,756)      (263,719)   6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option plan ................        56,000            56         6,944                                                 7,000

   Net unrealized appreciation
       of available-for-sale
       securities, net of income tax                                              145,382                                   145,382

   Net income .....................                                                           1,041,749                   1,041,749
                                                                                                                         -----------

   Comprehensive income ...........                                                                                       1,187,131
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------
Balance at December 31, 2000 ......     5,871,356   $     5,872   $ 7,264,860  $  104,485   $   774,993   $  (263,719)  $ 7,886,491
                                      ===========   ===========   ===========  ===========   ===========   ===========   ===========




                 See notes to consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years ended December 31,
                                                                                ----------------------------------------------------
                                                                                       2000                1999                1998
                                                                                ----------------------------------------------------
Operating activities:
Net income (loss) ......................................................        $ 1,041,749         $ 1,148,070         $  (321,409)
Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
       (Accretion) amortization of investment
           discounts and premiums ......................................            (21,358)               (165)                392
       Policy acquisition costs amortized ..............................          3,767,107           2,895,834           2,252,195
       Policy acquisition costs deferred ...............................         (4,120,698)         (3,250,706)         (2,686,005)
       Amortization ....................................................            151,319             188,890             225,108
       Net realized (gains) losses on sales of
           investments .................................................            (38,381)           (129,101)            437,565
       Provision for bad debts .........................................            (13,250)             27,000                --
       (Increase) decrease in:
           Accrued investment income ...................................           (118,923)            (10,740)             27,473
           Reinsurance recoverable .....................................         (2,012,021)           (592,050)           (289,616)
           Accounts receivables ........................................           (911,598)           (193,584)         (1,422,558)
           Income tax recoverable ......................................           (167,588)            120,000            (120,000)
           Deferred income tax asset ...................................             66,710            (304,983)               --
           Other assets ................................................              3,777             (80,868)             11,434
       Increase (decrease) in:
           Policy liabilities and accruals .............................          1,541,005           2,449,743           1,790,820
           Ceded reinsurance payable ...................................            353,607            (746,361)         (1,344,906)
           Accounts payable and other liabilities ......................            728,169             408,966           1,245,773
           Income tax payable ..........................................            (35,132)             35,132                --
                                                                                -----------         -----------         -----------
Net cash provided by (used in) operating activities ....................            214,494           1,965,077            (193,734)
Investing activities:
Securities available-for-sale:
       Purchases - fixed maturities ....................................         (6,670,793)         (2,998,992)           (968,313)
       Proceed from sales - fixed maturities ...........................          3,098,993           1,286,262           2,479,916
       Purchases - equities ............................................               --                  --            (2,819,999)
       Proceed from sales - equities ...................................            354,956             347,707           2,999,085
Proceeds from investment settlement ....................................            228,875                --                  --
Securities held-to-maturity:
       Purchases- fixed maturities .....................................               --            (1,860,015)           (100,000)
       Proceeds from maturities ........................................          1,500,000                --               127,140
Payments on (purchases of) - mortgage loan .............................            198,236            (895,877)               --
Other investment .......................................................            (23,114)             (6,812)           (308,398)
(Purchases of) proceeds from short-term investments ....................             (3,754)             (6,246)                887
                                                                                -----------         -----------         -----------
Net cash (used in) provided by  investing activities ...................         (1,316,601)         (4,133,973)          1,410,318
Financing activities:

Purchases of treasury stock ............................................               --                  --               (13,500)
Payments on debt, affiliate and non-affiliate...........................           (178,746)            (49,159)            (87,932)
Stock options exercised ................................................              7,000              45,028                --
Net change in advances to (from) affiliates ............................            (32,516)            (29,177)            283,669
Proceeds from affiliated debt ..........................................               --                  --             1,000,000
                                                                                -----------         -----------         -----------
Net cash (used in ) provided by financing activities ...................           (204,262)            (33,308)          1,182,237
                                                                                -----------         -----------         -----------
(Decrease) increase in cash and cash equivalents .......................         (1,306,369)         (2,202,204)          2,398,821
Cash and cash equivalents, beginning of year ...........................          2,000,147           4,202,351           1,803,530
                                                                                -----------         -----------         -----------
Cash and cash equivalents, end of year .................................        $   693,778         $ 2,000,147         $ 4,202,351
                                                                                ===========         ===========         ===========

Supplemental cash flows disclosure:
Cash paid for interest .................................................        $   102,760         $   114,027         $   118,239
                                                                                -----------         -----------         -----------
Cash paid for income taxes .............................................        $ 1,025,400         $   148,950         $   120,000
                                                                                ===========         ===========         ===========


                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.   Ownership and Organization
     --------------------------

     Cumberland Technologies, Inc. ("CTI") f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution".) Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ("SG"), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ("SA"), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ("ONS"), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ("Qualex"), a Florida corporation formed in November 1994, provides claim and contracting consulting services. Florida Credit & Collection Services, Inc. a Florida corporation formed in December 1996 was dissolved in June 1997. CTI and its subsidiaries are referred to herein as the "Company."

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which, as to the subsidiary insurance company, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by CTI and subsidiaries that materially affect the consolidated financial statements are summarized in this note.

     Investments
     -----------

     The Company accounts for marketable securities in accordance with Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and are reported at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization, which is calculated under the interest method, is included in investment income.

     Marketable equity securities and debt securities not classified as "held-to-maturity" or "trading" are classified as "available-for-sale." Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related income taxes, reported as a separate component of equity and of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

     Short-term investments primarily include certificates of deposit having maturities of more than three months when purchased. These investments are reported at cost, which approximates fair value.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     Unearned Premiums
     -----------------

     Unearned premiums are deferred and amortized on a pro-rata basis.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Revenue Recognition
     -------------------

     Premiums earned on direct insurance and assumed reinsurance are recognized on a pro-rata basis over the period of risk. Commission income, which is earned on ceded premiums and premiums written for other third party insurance carriers, is recognized at the effective date of the bonds issued. Other income, consisting primarily of consulting fees, is recognized when the negotiated services are provided.

     Stock-Based Compensation
     ------------------------

     The Company has adopted only the pro forma disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company accounts for equity-based compensation arrangements in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

     Income Taxes
     ------------

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

     The Company has recorded a deferred income tax asset of $175,234 at December 31, 2000. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128,
Earnings Per Share. The 113,500 and 134,500 outstanding stock options at December 31, 2000 and 1999, respectively, had no effect on the results of the calculations of earnings per share. Additionally, the 187,086 outstanding stock options at December 31, 1998 were antidilutive.

     Business Concentration
     ----------------------

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

     Use of Estimates
     ----------------

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

     New Accounting Standards
     ------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative is speculative in nature and was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. The transition adjustment of approximately $600,000 will be reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account within the consolidated balance sheet. The adoption of SFAS 133 did not have a material adverse impact on the results of operations, financial position or liquidity of the Company.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     New Accounting Standards (continued)
     -----------------------------------

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The requirements of SAB 101 did not have a material effect on the Company's consolidated financial statements.

     Reclassifications
     -----------------

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 consolidated financial statement presentation.

3.   Related Party Transactions
     --------------------------

     CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership. CCS writes surety bonds for KC and its affiliates. Revenues attributable to surety bonds with KC and its affiliates were $4,413, $10,342 and $14,907 for the years ended December 31, 2000, 1999 and 1998, respectively. Qualex performs consulting services for KC and affiliates. Other income from affiliates consist primarily of consulting services provided to KC.

     Affiliate accounts receivable represents funds advanced and joint expenses that have not yet been reimbursed from KC and its affiliates. These receivables are paid periodically and no interest is charged on the outstanding balances which are payable on demand.

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $12,123, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009. Effective March 1, 2001, the monthly rate will be $13,252 as a result of increased square footage.

     KC and SSI entered into an agreement with an independent contractor, AEC, on August 16, 1989 on a construction contract with the United States Navy (the
Navy). Pursuant to this contract, the Company, as surety, executed and delivered to the Navy certain performance and payment bonds (the Bonds). At the time that the Bonds were issued, KC entered into an indemnification agreement with the Company, whereby KC indemnified the Company from any and all losses, costs, and expenses incurred related to the Bonds. In 1991, the Navy default and terminated AEC on the contract. The contract has been in litigation since the termination in 1991 generating a subrogation receivable in the amount of approximately $1,851,000 and $1,768,000 as of December 31, 2000, and 1999, respectively. In the event that the Company is unsuccessful in its litigation activities with the Navy, management of the Company believes that KC will reimburse the Company for the losses and expenses incurred related to the Bonds.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4.   Investments
     -----------

     The   Company's   investments   in   available-for-sale    securities   and
held-to-maturity securities are summarized as follows:



                                                                                             Gross          Gross         Estimated
                                                                          Amortized       Unrealized     Unrealized         Fair
                                                                           Cost             Gains          Losses           Value
                                                                          ----------     -----------      ----------      ----------
Available-for-sale securities at December 31, 2000:
   Debt securities:
       U.S. Government bonds .......................................      $4,916,126      $  153,445      $      824      $5,068,747
       State and municipal bonds ...................................         546,488            --            32,773         513,715
       Industrial and miscellaneous bonds ..........................       1,900,751          69,797            --         1,970,548
                                                                          ----------      ----------      ----------      ----------
   Total debt securities ...........................................       7,363,365         223,242          33,597       7,553,010
   Equity securities ...............................................          24,838            --            22,122           2,716
                                                                          ----------      ----------      ----------      ----------
Total ..............................................................      $7,388,203      $  223,242      $   55,719      $7,555,726
                                                                          ==========      ==========      ==========      ==========

Held-to-maturity securities at December 31, 2000:
   Debt securities:
       U.S. Government bonds .......................................      $1,223,593      $    4,007      $      470      $1,227,130
                                                                          ==========      ==========      ==========      ==========

Available-for-sale securities at December 31, 1999:
   Debt securities:
       U.S. Government and government agency
          bonds ....................................................      $3,274,876      $     --        $    4,635      $3,270,241
       State and municipal bonds ...................................         496,433            --            68,168         428,265
                                                                          ----------      ----------      ----------      ----------
   Total debt securities ...........................................       3,771,309            --            72,803       3,698,506
   Equity securities ...............................................         570,288          31,906            --           602,194
                                                                          ----------      ----------      ----------      ----------
Total ..............................................................      $4,341,597      $   31,906      $   72,803      $4,300,700
                                                                          ==========      ==========      ==========      ==========

Held-to-maturity securities at December 31, 1999:
   Debt securities:
       U.S. Government bonds .......................................      $2,722,489      $    2,583      $   10,271      $2,714,801
                                                                          ==========      ==========      ==========      ==========


     The amortized cost and fair value of the Company's investments in debt securities, segregated by available-for-sale and held-to-maturity, at December 31, 2000 are summarized, by stated maturity, as follows:


                                                            Available-for-Sale                                Held-to-Maturity
Maturity                                                     Amortized Cost       Fair Value        Amortized Cost        Fair Value
--------                                                     --------------       ----------        --------------        ----------

Due in one year or less ............................          $  496,469          $  498,440          $  864,457          $  865,000
Due after one year through five
   years ...........................................           5,921,387           6,116,855             359,136             362,130
Due after five years through
   ten yeas ........................................             449,021             474,000                --                  --
Due after twenty years .............................             496,488             463,715                --                  --
                                                              ----------          ----------          ----------          ----------
                                                              $7,363,365          $7,553,010          $1,223,593          $1,227,130
                                                              ==========          ==========          ==========          ==========


                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4.   Investments (continued)
     -----------------------

     The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders' equity at the end of the respective year.

     At December 31, 2000 and 1999, the Company had $3.1 million and $2.9 million, respectively, in restricted investments (debt securities and short-term investments). Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements and funds held as required under statutory regulations by state insurance departments.

     Net investment income for the Company is comprised of the following:


                                                                                                   Year ended December 31
                                                                               -----------------------------------------------------
                                                                                     2000                1999                  1998
                                                                               -----------------------------------------------------

Debt and equity securities ..........................................           $ 501,853            $ 143,416            $ 246,618
Mortgage loans on real estate .......................................               3,384                3,480                6,711
Short-term investments, including cash and
    cash equivalents ................................................             106,089              199,208              135,926
                                                                                ---------            ---------            ---------
                                                                                  611,326              346,104              389,255
Less investment expenses ............................................             (34,920)             (12,642)             (12,037)
                                                                                ---------            ---------            ---------
Net investment income ...............................................           $ 576,406            $ 333,462            $ 377,218
                                                                                =========            =========            =========
Realized gains (losses) on available-for-sale
    securities:
    Debt securities - gains .........................................           $    --              $  10,592            $  15,589
    Equity securities - gains .......................................              38,381              118,509              226,613
    Equity securities - losses ......................................                --                   --               (679,767)
                                                                                ---------            ---------            ---------
Net realized investment gains (losses) ..............................           $  38,381            $ 129,101            $(437,565)
                                                                                =========            =========            =========



5.   Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


5.   Fair Value of Financial Instruments (continued)
     ----------------------------------------------

                                                           December 31, 2000
                                                   -----------------------------
                                                   Carrying Amount    Fair Value
                                                   -----------------------------
Assets:
------
  Cash and cash equivalents, including short-
     term investments ..........................   $    1,127,771    $ 1,127,771
  Investments ..................................        8,779,319      8,782,856
  Mortgage loans on real estate ................          742,068        742,068
  Accounts receivable ..........................        4,258,203      4,258,203
  Reinsurance recoverable ......................        4,910,443      4,910,443

Liabilities:
-----------
  Debt .........................................        2,102,683      2,025,897
  Ceded reinsurance payable ....................          721,513        721,513


                                                         December 31, 1999
                                                  ------------------------------
Assets:                                           Carrying Amount     Fair Value
------                                            ------------------------------
  Cash and cash equivalents, including short-
    term investments .........................    $     2,430,386   $  2,430,386
  Investments ................................          7,023,189      7,015,501
  Mortgage loans on real estate ..............            940,304        940,304
  Accounts receivable ........................          3,300,839      3,300,839
  Reinsurance recoverable ....................          2,898,422      2,898,422

Liabilities:
-----------
   Debt ......................................          2,281,429      2,190,520
   Ceded reinsurance payable .................            367,906        367,906

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents, short-term investments, mortgage loans on real estate, accounts receivable, reinsurance recoverable and ceded reinsurance payable: The carrying amount reported in the consolidated balance sheet approximates its fair value.

     Investments: Fair values for debt securities are based on quoted market prices and are recognized in the consolidated balance sheet for available-for-sale securities. The fair values for equity securities are based on quoted market prices and are recognized in the consolidated balance sheet.

     Debt: Fair value of debt is based on discounted expected future cash flows, using risk rates currently available for debt with similar terms and remaining maturities.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.   Intangibles
     -----------

     Intangibles are comprised of the following:

                                                        As of December 31,
                                              ----------------------------------
                                                       2000                 1999
                                              ----------------------------------
   Deferred state admission costs .........    $    227,171     $        227,171
   Customer lists and acquisition costs ...       1,084,041            1,084,041
   Product development ....................         262,194              262,194
   Goodwill ...............................         926,661              926,661
                                               ------------     ----------------
                                                  2,500,067            2,500,067
   Accumulated amortization ...............       1,384,751            1,233,432
                                               ------------     ----------------
   Total ..................................   $   1,115,316     $      1,266,635
                                              =============     ================

     Amortization expense amounted to $151,319 in 2000, $188,890 in 1999 and $225,108 in 1998.

7.   Other Investment
     ----------------

     The Company has a 30 percent investment in Global Solutions Insurance Services, Inc. ("GSIS"), an agency located in California that issues cargo insurance and customs bonds, which is accounted for under the equity method.

     Summarized unaudited financial information of GSIS is as follows:

                                                      Year ended December 31,
                                              ----------------------------------
                                                    2000        1999        1998
                                              ----------------------------------
Revenues ...........................          $  417,972  $  227,652  $ 310,877
Net income (loss) ..................              66,655    (677,516)  (452,055)

                                                   As of December 31,
                                              ----------------------------------
                                                   2000         1999
                                              ----------------------------------
Current assets .....................          $  732,669  $  574,964
Non-current assets .................              76,180     107,906
Current liabilities ................             386,633     269,781
Non-current liabilities ............           1,067,555   1,902,601

8.   Reserve for Losses and Loss Adjustment Expenses
     -----------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 2000, 1999 and 1998, to the gross amounts reported in the Company's consolidated balance sheets:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.   Reserve for Losses and Loss Adjustment Expenses (continued)
     ----------------------------------------------------------

                                                                                                     December 31,
                                                                               -----------------------------------------------------
                                                                                   2000                 1999                1998
                                                                               -----------------------------------------------------

Liability for losses and LAE, net of reinsurance
    recoverable on unpaid losses, at beginning of
    year .............................................................         $ 2,808,727          $ 1,680,580          $ 1,392,931
Provision for losses and LAE for claims occurring
    in the current year, net of reinsurance ..........................           4,363,435            2,810,532            2,331,074
(Decrease) increase in estimated losses and
    LAE for claims occurring in prior years,
    net of reinsurance ...............................................          (1,003,077)            (416,000)             317,000
                                                                               -----------          -----------          -----------
Incurred losses during the current year, net of
    reinsurance ......................................................           3,360,358            2,394,532            2,648,074
Losses and LAE payments for claims, net of
    reinsurance, occurring during:
    Current year .....................................................           2,450,587              135,635              557,997
    Prior years ......................................................             383,749            1,130,750            1,802,428
                                                                               -----------          -----------          -----------
                                                                                 2,834,336            1,266,385            2,360,425
                                                                               -----------          -----------          -----------
Liability for losses and LAE, net of reinsurance
    recoverables on unpaid losses,
    at end of year ...................................................           3,334,749            2,808,727            1,680,580
Reinsurance recoverables on unpaid losses
    at end of year ...................................................           1,850,877            1,767,812            1,539,877
                                                                               -----------          -----------          -----------
Liability for losses and LAE, gross of reinsurance
    recoverables on unpaid losses,
    at end of year ...................................................         $ 5,185,626          $ 4,576,539          $ 3,220,457
                                                                               ===========          ===========          ===========

     Cumberland experienced $1,003,077 and $416,000 in redundancies and a $317,000 deficiency for losses and loss adjustment expenses in 2000, 1999 and 1998 respectively. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years. The deficiency in 1998 principally results from settling case basis reserves established in prior years for amounts that were more than expected.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.   Income Taxes
     ------------

     The provision for income taxes consists of the following:

                                                December 31,
                               -------------------------------------------------
                                       2000           1999                  1998
                               -------------------------------------------------
Current:
-------
    Federal ...............    $   595,707     $   283,252     $            --
    State .................        101,973          58,417                  --
                               -----------     -----------     -----------------
    Total current .........        697,680         341,669                  --
                               -----------     -----------     -----------------
Deferred:
--------
    Federal ...............         56,960        (260,407)                 --
    State .................          9,750         (44,576)                 --
                               -----------     -----------     -----------------
    Total deferred ........         66,710        (304,983)                 --
                               -----------     -----------     -----------------
    Total provision .......    $   764,390     $    36,686     $            --
                               ===========     ===========     =================

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                 December 31,
                               -------------------------------------------------
                                       2000            1999                1998
                               -------------------------------------------------
Statutory federal rate ........         34%          34.00%             (34.00)%
State income taxes, net .......       3.63            0.78               (3.00)
Tax exempt income .............       (.49)           0.00               (9.70)
Change in valuation allowance .          -          (35.30)              31.20
Nondeductible expenses ........       1.52            0.46               15.50
Miscellaneous ............            3.66            3.16                  --
                                ----------       ----------     ----------------
Effective tax rate ............      42.32%           3.10%                 --
                                ==========       ==========     ================

     The following summarizes the effect of deferred income taxes items and their impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred income tax assets and liabilities are as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.   Income Taxes (continued)
     ------------------------

                                                                                                     December 31,
                                                                      --------------------------------------------------------------
                                                                                2000              1999                         1998
                                                                      --------------------------------------------------------------

Deferred income tax liabilities:
-------------------------------
Deferred acquisition costs .............................................       $   (735,673)       $  (632,564)         $  (544,339)
State income taxes .....................................................                 --            (15,156)                  --
Unrealized gain on investments .........................................            (63,039)           (12,603)                  --
                                                                               -------------        -----------          -----------
Total deferred income tax
    liabilities ........................................................           (798,712)          (660,323)            (544,339)
                                                                               -------------        -----------          -----------
Deferred  income tax assets:

Basis difference in fixed assets .......................................             17,139             17,990               17,139
Unrealized loss in investments .........................................                 --                 --              290,236
Basis difference in investments ........................................            300,261             96,201               91,646
Reserve discounting ....................................................            102,537             33,112               54,885
Unearned premiums ......................................................            351,420            605,246              245,321
Amortization ...........................................................            100,275            105,358               96,160
Net operating loss carryforward ........................................                 --                 --               85,789
Alternative minimum credit
    carryforward .......................................................                 --                 --               27,648
Surplus notes ..........................................................            102,314            107,399              102,314
                                                                               ------------        -------------         -----------
Total deferred income tax assets .......................................            973,946            965,306            1,011,138
Valuation allowance ....................................................                 --                 --             (466,799)
                                                                               ------------        -------------         -----------
Total deferred income tax assets .......................................            973,946            965,306              544,339
                                                                               ------------        -------------         -----------
Net deferred income tax asset ..........................................       $    175,234        $   304,983           $       --
                                                                               ============        =============         ===========

10.  Debt
     ----

     Debt as of December 31, consists of the following:

                                                       -------------------------
                                                             2000           1999
                                                       -------------------------
Affiliate:
---------
Convertible note payable due November 10,
     2001 ........................................     $1,000,000     $1,000,000
Nonaffiliate:

Note payable due March 1, 2002 ...................        249,109        374,086
Note payable due June 30, 2010 ...................        853,574        907,343
                                                       ----------     ----------
                                                       $2,102,683     $2,281,429
                                                       ==========     ==========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10.  Debt (continued)
     ----------------

     Convertible Note Payable to Affiliate
     -------------------------------------

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

     Interest paid in 2000, 1999 and 1998 for term notes due nonaffiliates was $102,760, $114,027 and $118,239, respectively.

     Maturities of notes payable are as follows:

             Year Ending
             December 31,
         ---------------------
                 2001          $      1,183,813
                 2002                   188,439
                 2003                    70,365
                 2004                    76,966
                 2005                    84,185
              Thereafter                498,915

11.  Employee Benefit Plan
     ---------------------

     On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual deferrals. The Company's contributions to the plan totaled $24,311, $22,730, and $11,701 in 2000, 1999 and 1998,
respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  Stock Option Plan
     -----------------

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

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the grant for the year ended December 31, 1998;
dividend yield of 0%, risk free interest rate of 5.40%, expected life of 10 years and volatility of 99.98%. The following weighted-average assumptions were used for grants for the year ended December 31, 2000; dividend yield of 0%, risk free interest rates of 6.54%, and 6.31%, expected lives of 10 years and volatility of 80.59%.

     Options granted under this plan have a term of ten years and vest ratably over a four year period immediately following the grant date. The following table summarizes all stock option transaction for the years ended December 31, 2000, 1999 and 1998:


                                                      --------------------------   ----------------------          -----------------
                                                                2000                         1999                       1998
                                                      --------------------------   ----------------------          -----------------

                                                                 Weighted-Average           Weighted-Average       Weighted-Average
                                                                    Exercise                   Exercise                Exercise
                                                        Shares       Price          Shares      Price       Shares      Price

Outstanding at
beginning of year ................................      134,500     $ .42          187,086     $ .35        189,086     $        .21

Grants ...........................................       39,000     $1.50             --       $  --         12,000     $       2.25

Exercised ........................................      (56,000)    $.125          (52,286)    $ .15           --       $         --
Forfeited ........................................       (4,000)    $1.88             (300)    $ .15        (14,000)    $        .15
                                                        --------                   --------                 --------

Outstanding
at end
of year ..........................................      113,500     $ .89          134,500     $ .42        187,086     $        .35
                                                        ========                   ========                =========

Exercisable
at end
of year ..........................................       79,900     $ .60          122,800     $ .30        168,486     $        .22
                                                        ========                   ========                =========

Weighted-average
fair value of
options granted
during the year ..................................           --     $1.52              --      $  --           --       $      2.375



                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  Stock Option Plan  (continued)
     ------------------------------

     The proceeds from the exercise of stock options include certain income tax benefits, which are included in capital in excess of par value.

     The following table summarizes information about stock options at December 31, 2000:

                     -----------------------------------                       -----------------------------------
                             Options Outstanding                                        Options Exercisable
                     -----------------------------------                       -----------------------------------
                          Number        Weighted-Average                            Number
Range of Exercise      Outstanding at      Remaining       Weighted-Average    Exercisable at     Weighted-Average
  Prices             December 31, 2000  Contractual Life     Exercise Price    December 31, 2000    Exercise Price
-----------------    -----------------  ----------------   ----------------    -----------------  ----------------

$ .125 ..........          44,000             1 years      $        .125              44,000      $        .125
$ .75 - 1.00 ....          22,500             6 years      $        .780              22,500      $        .780
$ 2.25 ..........          10,000             8 years      $        2.25               6,000      $        2.25
$1.50-1.5625 ....          37,000             9 years      $        1.52               7,400      $        1.52
                     ------------                                              -------------
                          113,500                                                     79,900
                     ============                                              =============


13.  Preferred Stock
     ---------------

     CTI is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 2000.

14.  Reinsurance
     -----------

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

     Effective October 1, 1996, CCS entered into a quota share agreement with First Indemnity of America Insurance Company ("FIA") whereby all of the premiums written through a shared underwriting office are subject to this treaty. Cumberland assumes 50% of the premiums written by FIA and cedes 50% of the premiums written by CCS.

     CCS assumed reinsurance primarily from a pooling agreement which expired in April, 1997 for which CCS assumed 10 percent of the risk with a maximum exposure to CCS of $125,000 per bond. CCS is still receiving residual revenues from a pooling agreement for which CCS assumed 25 percent and 20 percent of the risk with a maximum exposure to CCS of $125,000 and $600,000 per bond, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14.  Reinsurance (continued)
     -----------------------

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

     Gross and net written premiums in 2000, 1999 and 1998 are summarized as follows:


                                  -----------------------------    ------------------------------     ------------------------------
                                                  2000                             1999                             1998
                                  -----------------------------    ------------------------------     ------------------------------
                                       Written           Earned          Written           Earned          Written          Earned


Direct  premiums .............      13,775,266       12,756,102     $ 10,816,114     $ 10,064,121     $  9,451,746     $  8,541,161

Assumed  premiums ............       2,393,468        2,480,712        2,421,346        2,079,680        1,478,109        1,268,032

Ceded
premiums .....................      (3,510,537)      (3,108,861)      (2,740,148)      (2,526,009)      (2,354,970)      (2,275,509)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Net
premiums .....................    $ 12,658,197     $ 12,127,953     $ 10,497,312     $  9,617,792     $  8,574,885     $  7,533,684
                                  ============     ============     ============     ============     ============     ============


     Loss and loss adjustment expenses in 2000, 1999, and 1998 are summarized as follows:

                                      ------------   ------------   ------------
                                             2000           1999            1998
                                      ------------   ------------   ------------
Direct ............................   $ 6,301,778    $ 3,932,278    $ 1,743,448
Assumed ...........................       680,032        714,117      1,343,334
Ceded .............................    (3,621,452)    (2,251,863)      (438,708)
                                      -----------    -----------    -----------
Net losses and loss adjustment
     expenses .....................   $ 3,360,358    $ 2,394,532    $ 2,648,074
                                      ===========    ===========    ===========

     The Company reported reinsurance recoverables on paid losses of $1,376,637 and $426,176 at December 31, 2000 and 1999, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

15.  Commitments and Contingencies
     -----------------------------

     The Company leases certain office space and equipment under noncancelable operating leases. Rent expense was $222,983, $178,429 and $163,409 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum future rental and lease commitments as of December 31, 2000 for all noncancelable operating leases with an initial or remaining term of over one year are as follows:

             Year Ending
             December 31,
         ---------------------
                 2001          $        201,484
                 2002                   169,063
                 2003                   166,987
                 2004                   160,747
                 2005                   154,507
              Thereafter                527,899

     The Company and its subsidiaries are involved in various lawsuits arising in the ordinary course of its business operations as an insurer. Management does not believe that any of these lawsuits will have a material effect on the consolidated financial position, future operations or cash flows of the Company.

16.  Statutory Accounting Practices and Regulatory Requirements
     ----------------------------------------------------------

     Statutory capital and surplus and net income as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:

                                                  Year Ended December 31,
                                          ----------    ----------    ----------
                                                2000          1999          1998
                                          ----------    ----------    ----------
Statutory capital and surplus ........    $5,441,336    $5,106,241    $4,843,478
Net income ...........................       511,624       675,975        74,157

     CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. CCS has estimated that the effects on its statutory financial statements for the implementation of Codification will amount to approximately $453,187 of surplus as of January 1, 2001. This change in accounting principle will be shown in the capital and surplus section of the statutory financial statements as a "cumulative change in accounting principle."

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


16.  Statutory Accounting Practices and Regulatory Requirements (continued)
     ----------------------------------------------------------------------

     Under applicable state insurance statues, CCS must maintain minimum capital and surplus of $2,750,000 (as of December 31, 2000). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 2000, no dividends from CCS are available for payment to CTI without the prior approval of the Department of Insurance. The more significant variances between statutory reporting and generally accepted accounting principles are deferred policy acquisition costs, deferred income taxes and nonadmitted assets. Insurance regulations dictate expensing commissions and income taxes when paid. Nonadmitted assets represent non-liquid assets and are excluded from the statutory statement of admitted assets, liabilities and capital and surplus.

17.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net income and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive income:


                                                                                Consolidated Statements of Comprehensive Income
                                                                                        Twelve Months Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                  2000                  1999                    1998
                                                                           ---------------------------------------------------------

Net income (loss) ..............................................           $ 1,041,749            $ 1,148,070           $  (321,409)
Other comprehensive income (loss), net of income tax:
     Unrealized appreciation
        (depreciation) of available-for-
        sale securities arising during
        period .................................................               168,411                230,552              (830,088)
Less:  reclassification adjustment
        for gains (losses) included in
        net income .............................................                23,029                 80,520              (504,958)
                                                                           -----------            -----------           -----------
Comprehensive income (loss) ....................................           $ 1,187,131            $ 1,298,102           $  (646,539)
                                                                           ===========            ===========           ===========


                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                          CUMBERLAND TECHNOLOGIES, INC.

                                                                                        December 31,
                                                                  ---------------------------------------------------------
Condensed Balance Sheets                                                       2000               1999
                                                                  ---------------------------------------------------------
Assets:
------
Investment in wholly-owned subsidiaries ........................         $6,957,172         $5,984,665
Other assets ...................................................              2,699             73,093
Other investments ..............................................            582,532            559,418
Deferred income tax asset ......................................            175,234            304,983
Income tax recoverable .........................................            167,588               --
Surplus debenture receivable from subsidiary ...................          2,048,734          2,048,734
                                                                         ----------         ----------
                                                                         $9,933,959         $8,970,893
Liabilities:                                                             ==========         ==========
-----------
Accounts payable to affiliates .................................         $2,005,911         $2,223,760
Income tax payable .............................................               --               35,132
Accounts payable ...............................................             41,557             19,641
                                                                         ----------         ----------
                                                                          2,047,468          2,278,533
Stockholders' equity:                                                    ----------         ----------
--------------------
Common stock ...................................................              5,872              5,816
Other stockholders' equity .....................................          7,880,619          6,686,544
                                                                         ----------         ----------
                                                                          7,886,491          6,692,360
                                                                         ----------         ----------
                                                                         $9,933,959         $8,970,893
                                                                         ==========         ==========



                                                                                              Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                                                  2000                  1999                   1998
                                                          --------------------------------------------------------------------------

Condensed Statements of Operations
----------------------------------
Management fees from wholly-
   owned subsidiaries ..........................................           $   526,309           $   233,226            $   217,892
Interest income from subsidiary ................................                  --                    --                  262,500
                                                                           -----------           -----------            -----------
                                                                               526,309               233,226                480,392
Costs and expenses:                                                        -----------           -----------            -----------
------------------
Selling and administrative
   expenses ....................................................               140,589               469,534                415,242
Interest expense to affiliates .................................               100,000               100,000                   --
                                                                           -----------           -----------            -----------
                                                                               240,589               569,534                415,242
Income (loss) before income taxes                                          -----------           -----------            -----------
   and equity in net income (loss)
   of subsidiaries .............................................               285,720              (336,308)                65,150
Income tax expense .............................................               764,390                36,686                   --
Equity in income (loss) of
   subsidiaries ................................................             1,520,419             1,521,064               (386,559)
                                                                           -----------           -----------            -----------
Net income (loss) ..............................................           $ 1,041,749           $ 1,148,070            $  (321,409)
                                                                           ===========           ===========            ===========


                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)

                          CUMBERLAND TECHNOLOGIES, INC.

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

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

     For the years ended December 31, 2000, 1999 and 1998, CTI charged its subsidiaries excluding CCS, a management fee.

2. Basis of Presentation - In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its subsidiaries is included in income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

     Investment in subsidiaries includes the net unrealized appreciation (depreciation) in available-for-sale securities held by CCS, of $104,485 and ($40,897) as of December 31, 2000 and 1999, respectively. These amounts have been included in the CTI "other stockholders' equity" amounts.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)

                          CUMBERLAND TECHNOLOGIES, INC.

3.   Surplus Debenture Receivable from Subsidiary
     --------------------------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital to $1,000,000. As of December 31, 2000, no payments could be made under the terms of the debenture.