Form 10-Q
period 2001-03-31
CUMBERLAND TECHNOLOGIES INC
filed 2001-05-22
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.
                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                             59-3094503
     ---------------------------------------------       -----------------------
     (State or other jurisdiction of incorporation)      (I.R.S. Employer
                                                          Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                      33614
     ---------------------------------------------       -----------------------
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

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 2001 was 5,597,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I    FINANCIAL INFORMATION
------    ---------------------
                                                                            Page
                                                                            ----

          Item 1.   Condensed consolidated balance sheets at
                      March 31, 2001(unaudited) and December 31, 2000 .......1-2

                    Condensed unaudited consolidated statements
                      of operations for the three months ended
                      March 31, 2001 and March 31, 2000 .......................3

                    Condensed consolidated statements of
                      stockholders' equity for the three months ended
                      March 31, 2001  (unaudited) and for the year
                      ended December 31, 2000 .................................4

                    Condensed unaudited consolidated statements of
                      cash flows for the three months ended March 31, 2001
                      and March 31, 2000 ......................................5

                    Notes to condensed unaudited consolidated financial
                      statements ...........................................6-12

         Item 2.    Management's Discussion and Analysis of financial
                      condition and results of operations .................13-14

         Item 3.    Quantitative and Qualitative Disclosures about
                      Market Risk.............................................15


PART II  OTHER INFORMATION
-------  -----------------

        Item 1.     Legal proceedings.........................................16

        Item 2.     Changes in securities.....................................16

        Item 3.     Defaults upon senior securities...........................16

        Item 4.     Submission of matters to a vote of security holders.......16

        Item 5.     Other information.........................................16

        Item 6.     Exhibits and Reports of Form 8-k..........................16

                    Signatures................................................17

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
------     --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                       -------------------------
                                                        March 31,   December 31,
                                                          2001          2000
                                                       -------------------------
                                                       (unaudited)
Investments:
-----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $ 7,945,741   $ 7,553,010
     Equity securities .............................         4,197         2,716
   Debt securities held-to-maturity at amortized
     cost (fair value, 2001 - $1,232,013
     2000 - $1,227,130) ............................     1,224,214     1,223,593
   Mortgage loans on real estate, at unpaid
     principal .....................................       741,747       742,068
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    10,349,892     9,955,380

Cash and cash equivalents ..........................     1,195,347       693,778
Accrued investment income ..........................       120,628       185,011

Reinsurance recoverable ............................     4,208,726     4,910,443

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $13,750............................     4,250,930     3,821,206
   Affiliate .......................................       437,636       436,997
Income tax recoverable .............................       186,588       167,588
Deferred income tax asset ..........................       175,234       175,234
Deferred policy acquisition costs ..................     2,073,219     1,955,018
Intangibles, net ...................................     1,079,163     1,115,316
Other investment ...................................       595,496       582,532
Other assets .......................................       360,248       311,082
                                                       -----------   -----------
                                                       $25,033,107   $24,309,585
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   -----------------------------
                                                    March 31,       December 31,
                                                      2001              2000
                                                   -----------------------------
                                                   (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses ............   $  4,694,374    $ 5,185,626
   Unearned premiums ............................      6,047,266      5,775,524
Ceded reinsurance payable .......................        638,631        721,513
Derivative instruments ..........................        944,034            --
Accounts payable and other liabilities ..........      2,726,488      2,637,748
Debt:
----
   Nonaffiliate .................................        963,885      1,102,683
   Affiliate ....................................      1,000,000      1,000,000
                                                    ------------    ------------
   Total liabilities ............................     17,014,678     16,423,094
                                                    ------------    ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued ......           --              --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 and 5,871,356
       shares issued, respectively ..............          5,916          5,872
   Capital in excess of par value ...............      7,270,316      7,264,860
   Accumulated other comprehensive income........          8,906        104,485
   Retained earnings.............................        997,010        774,993
                                                    ------------    ------------
                                                       8,282,148      8,150,210
   Less treasury stock, at cost, 318,112  shares        (263,719)      (263,719)
                                                    ------------    ------------
   Total stockholders' equity ...................      8,018,429      7,886,491
                                                    ------------    ------------
                                                    $ 25,033,107    $24,309,585
                                                    ============    ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   -----------------------------
                                                    Three Months Ended March 31,
                                                         2001           2000
                                                   -----------------------------

Revenue:
-------
Direct premiums earned .........................    $ 3,385,153     $ 2,724,631
Reinsurance premiums assumed ...................        751,015         702,865
Less reinsurance ceded .........................     (1,051,471)       (716,609)
                                                    -----------     -----------
Net premium income .............................      3,084,697       2,710,887
Net investment income ..........................        155,934         139,570
Net realized investment gains...................           --           213,258
Other income ...................................        599,438         396,414
                                                    -----------     -----------
Total revenue ..................................      3,840,069       3,460,129

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............        882,392         750,096
Amortization of deferred policy acquisition
    costs ......................................      1,096,621         886,483
Operating expenses .............................      1,466,300       1,109,983
Interest expense ...............................         62,319          52,802
                                                    -----------     -----------
Total expenses .................................      3,507,632       2,799,364

Income before income tax expense ...............        332,437         660,765
Income tax expense .............................        110,420         222,091
                                                    -----------     -----------
Net income......................................    $   222,017     $   438,674
                                                    ===========     ===========
Weighted average number of shares
    outstanding ................................      5,564,488       5,447,966
                                                    ===========     ===========
Net income per share - basic ...................    $      0.04     $      0.08
                                                    ===========     ===========




            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Accumulated
                                                            Capital in      Other         Retained
                                    Common Shares           Excess of   Comprehensive     Earnings                      Total
                                 --------------------          Par          Income      (Accumulated    Treasury     Stockholders'
                                 Stock         Amount         Value         (Loss)        Deficit)       Stock         Equity
                                 -----         ------       ---------      ---------     --------        -----         ------

Balance at January 1, 2000 ..    5,815,356    $ 5,816       $ 7,257,916    $  (40,897)    $(266,756)     $ (263,719)   $ 6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option plan...........       56,000         56             6,944                                                      7,000

   Net increase in unrealized
       depreciation of
       available-for-sale
       securities, net of
       income tax ...........                                                 145,382                                      145,382

   Net income ...............                                                             1,041,749                      1,041,749
                                                                                                                         -----------

   Comprehensive income .....                                                                                            1,187,131
                                 -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000      5,871,356      5,872        7,264,860       104,485       774,993        (263,719)     7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan...........        44,000         44            5,456                                                      5,500


   Net (decrease) in
       unrealized depreciation
       available-for-sale
       securities ...........                                                 (95,579)                                     (95,579)



   Net income ...............                                                               222,017                        222,017
                                                                                                                         -----------

   Comprehensive income .....                                                                                               126,438
                                -----------    -----------   ------------   -----------    -----------    -----------    -----------
Balance at March 31, 2001 ...     5,915,356    $ 5,916       $ 7,270,316   $    8,906      $997,010       $ (263,719)   $ 8,018,429
                                ===========    ===========   ============   ===========    ===========    ===========    ===========




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                          2001           2000
                                                    ----------------------------
Operating activities:
--------------------
Net income..........................................  $   222,017   $   438,674
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
       (Accretion) amortization of investment
           discounts and premiums ..................       (8,979)         (125)
       Policy acquisition costs amortized ..........    1,096,621       886,483
       Policy acquisition costs deferred ...........   (1,214,822)   (1,094,986)
       Amortization ................................       36,153        40,882
       Net realized (gains) losses on sales of
           investments .............................         --        (213,258)
       (Increase) decrease in:
           Accrued investment income ...............       64,383       (32,920)
           Reinsurance recoverable .................      701,717       102,111
           Accounts receivables ....................     (430,363)     (795,122)
           Income tax recoverable ..................      (19,000)         --
           Other assets ............................      (49,166)      (58,534)
       Increase (decrease) in:
           Policy liabilities and accruals .........      724,524       588,553
           Ceded reinsurance payable ...............      (82,882)      115,716
           Accounts payable and other liabilities ..       88,740
           Income tax payable ......................         --          70,000
                                                      -----------   -----------
Net cash provided by (used in) operating activities     1,128,943        47,474
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ................     (481,433)   (3,795,509)
       Proceed from sales - fixed maturities .......         --       1,999,256
       Purchases - equities ........................         --         354,952
Securities held-to-maturity:
       Purchases- fixed maturities .................         --       1,500,000
Payments on mortgage loan ..........................          321           298
Other investment ...................................      (12,964)       (4,781)
                                                       ----------     ----------
Net cash (used in) provided by  investing activities     (494,076)       54,216
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ...................................     (138,798)      (12,994)
Stock options exercised ............................        5,500          --
Net change in advances to (from) affiliates ........         --         (28,502)
                                                      -----------   -----------
Net cash (used in ) provided by financing activities     (133,298)      (41,496)
                                                      -----------   -----------
Increase in cash and cash equivalents ..............      501,569        60,194
Cash and cash equivalents, beginning of period .....      693,778     2,000,147
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,195,347   $ 2,060,341
                                                      ===========   ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest .............................  $    24,498   $    52,802
                                                      -----------   -----------
Cash paid for income taxes .........................  $      --     $   144,650
                                                      ===========   ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.       Ownership and Organization
         --------------------------

         Cumberland Technologies, Inc. ("CTI" or the "Company") f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the Distribution). Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. The Surety Group ("SG"), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ("SA"), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Official Notary Service of Texas, Inc. ("ONS"), a Texas corporation formed in February 1994, is an inactive corporation. Qualex Consulting Group, Inc. ("Qualex"), a Florida corporation formed in November 1994, provides claim and contracting consulting services. CTI and its subsidiaries are referred to herein as the "Company."

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

         Reclassifications
         -----------------

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentations.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Use of Estimates
         ----------------

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

3.       Earnings Per Share
         ------------------

         Earnings per share for the three months ended March 31, 2001 and 2000 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a basic and fully diluted basis.

4.       Investments
         -----------

         Change  in  unrealized   appreciation   (depreciation):   The  increase
         (decrease) in unrealized appreciation of investments recorded in stockholders' equity was as follows:

                                               Three Months     Twelve Months
                                                  Ended               Ended
                                              March 31, 2001   December 31, 2000
                                              ----------------------------------
         Fixed maturities, net of
          income tax .........................   $  29,547        $ 126,607
         Equities ............................     (20,641)         (22,122)
                                                 ---------        ---------
         Total change in unrealized
          appreciation, net of taxes .........   $   8,906        $ 104,485
                                                 =========        =========

5.       Income Taxes
         ------------

         The Company's provision for income taxes for the quarter ended March 31, 2001 has been calculated using an effective rate of 34%.

6.       Related Party Transactions
         --------------------------

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


6.       Related Party Transactions (continued)
         --------------------------------------

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

7.       Notes Payable
         -------------

         Affiliate
         ---------

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

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.       Intangibles (continued)
         -----------------------

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

9.       Loss and Loss Adjustment Expenses
         ---------------------------------

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

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.      Reinsurance (continued)
         -----------------------

         Accounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying consolidated financial statements.

12.      New Accounting Standards
         ------------------------

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. Effective January 1, 2001 the Company adopted SFAS No. 133. The transition adjustment of $600,000 was reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account on the consolidated balance sheet at March 31, 2001. The increase in the derivative instruments account in the amount of $344,034 is included in losses and loss adjustment expenses on the March 31, 2001 income statement. Estimates and assumptions were used in determining the valuation of derivative instruments. Such estimates and assumptions could change in the future as more information becomes known which would effect the amounts reported and disclosed herein.

         In assessing the value of the derivative instruments, the Company estimated the cash flows from the derivative based on the data obtained from its insurance agency regarding the composition of the insured portfolios and discount factors obtained from its actuaries which take into account lapse rates and the probability of claims under the policy. The Company applied these factors to market values of the insured portfolio's as of December 31, 2000, as adjusted for additions to the portfolio during the first quarter of 2001. The Company is in the process of obtaining an independent appraisal of the derivative instruments as of March 31, 2001. The appraisal may indicate that the value of the derivative instruments is greater than the amount recorded in the March 31 financial statements, and require the Company to record an additional loss to reflect that value.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


13.      Statutory Accounting Practices
         ------------------------------

         CCS  is  domiciled   in  Florida  and  prepares  its   statutory-basis
         consolidated   financial  statements  in  accordance  with  accounting
         practices prescribed or permitted by the Florida Insurance Department.
         "Prescribed"   statutory  accounting  practices  include  state  laws,
         regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of
         Statutory   Accounting   Principles   (Codification)   for   insurance
         companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS's underwriting operations reported income net of taxes of ($191,483) for the three months ended March 31, 2001 and $511,624 for the year ended December 31, 2000. Statutory surplus (shareholders' equity) of these operations was $5,586,139 and $5,441,336 as of March 31, 2001 and December 31, 2000,
         respectively.

14.      Comprehensive Income
         --------------------

         The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of our reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of our comprehensive income, other than net income, for the three months ended March 31, 2001 and March 31, 2000, respectively.

                                                        Consolidated Statements
                                                        of Comprehensive Income
                                                        ------------------------
                                                            Three Months Ended
                                                                  March 31,
                                                             2001         2000
                                                        ------------------------
         Net income ....................................    $222,017    $438,674
         Other comprehensive income:
           Unrealized (depreciation) appreciation of
             available-for-sale securities arising
             during period .............................     (95,579)     38,007
           Less: reclassification adjustment for
                 gains included in net income ..........        --       213,308
                                                            --------    --------
         Comprehensive income ..........................    $126,438    $263,373
                                                            ========    ========

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

The Company's independent accountants have not performed an interim review of the financial statements included in this Report. The Company intends to request that the accountants complete such a review once an independent appraisal report is obtained on the derivative instruments. There can be no assurance that the review will not cause the Company to adjust its financial statements as of March 31, 2001, for changes in the value of the derivative, or for other items.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $16,300,000 at December 31, 2000. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,200,000 in the year 2001 subject to risk-based capital limitations.

     At March 31, 2001, $25,033,107 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 47 percent in cash and investments (including accrued investment income), 36 percent in receivables and reinsurance recoverables, 13 percent in intangibles and deferred policy acquisition costs and 4 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash provided by (used in) operating activities was $1,128,943 and $47,474 for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by operating activities is attributed to a decrease in policy liabilities and accruals which is offset by an increase in reinsurance payables and recoverables, accounts receivable and depreciation.

     Net cash provided by investing activities was ($494,076) and $54,216 for the three months ended March 31, 2001, and 2000, respectively. Investing activities consist of purchases and sales and maturities of investments.

     As of March 31, 2001 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            --------------------------------------------------------

     During the three months ended March 31, 2001, net premium income totaled $3,084,697 representing a net increase of 14 percent from that of the same period in 2000 ($2,710,887). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first three months of 2001 as compared to the same period in 2000, direct premiums earned increased $660,522 (24%); assumed premiums increased $48,150 (7%) and ceded premiums increased $334,862 (47%). Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

     Net investment income for the first quarter of 2001 remained consistent when compared to the same period in the first quarter of 2000. Other income increased by $203,024 during the first three months of 2001 when compared to 2000. The increase is attributable to subsidiary company's earnings.

     During the three months ended March 31, 2001 and 2000, loss and loss adjustment expenses increased to $882,392 from $750,096, respectively. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $132,296 is consistent with the flow of premiums when comparing the first quarter of 2001 to the same period of 2000.

     During the three months ended March 31, 2001 and 2000, amortization of deferred policy acquisition costs increased to $1,096,621 in 2001 from $886,483 in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

     Operating expenses increased by $356,317 or 32% for the three months ended March 31, 2001 when compared to the same period in 2000. The increase is attributed to salary expenses $232,300; legal fees $73,000; travel expenses $26,100; rent $11,700; taxes, license and fees $6,900 and other miscellaneous expenses of $6,300. The increases are attributed to growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the three months ending March 31, 2001 and 2000 were included based on the effective rate of 34%.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
------                          ABOUT MARKET RISK
                                -----------------

     The Company had approximately $10.3 million of investments as of March 31, 2001. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 4.75% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has notes payable of $2 million at an average interest rate of 8.5%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

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


                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    May 22, 2001               By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)

Date:    May 22, 2001               By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principle Accounting and Financial Officer)