Form 10-Q/A
period 2001-03-31
CUMBERLAND TECHNOLOGIES INC
filed 2001-07-30
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                 ---------------

                                   FORM 10-Q/A

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended March 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from __________ to ___________ .

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

    Florida                                           59-3094503
    -----------------------------------------------   --------------------------
    (State  or other jurisdiction of incorporation)   (I.R.S. Employer
                                                       Identification No.)

    4311 West Waters Avenue, Suite 501
    Tampa, Florida                                    33614
    -----------------------------------------------   --------------------------
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

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------
                                                                            Page
                                                                            ----

         Item 1.   Condensed consolidated balance sheets at
                     March 31, 2001(unaudited) and
                     December 31, 2000 ......................................1-2

                   Condensed consolidated statements of operations
                     for the three months ended March 31, 2001 and
                     March 31, 2000 (unaudited) ...............................3

                   Condensed consolidated statements of stockholders'
                     equity for the three months ended March 31, 2001
                     (unaudited)and for the year ended December 31, 2000 ......4

                   Condensed consolidated statements of cash flows
                     for the three months ended March 31, 2001 and
                     March 31, 2000 (unaudited) ...............................5

                   Notes to condensed consolidated financial statements
                     (unaudited) ...........................................6-13

         Item 2.   Management's Discussion and Analysis of financial
                     condition and results of operations ..................14-15

         Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk .............................................16


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

         Item 5.   Other information .........................................17

         Item 6.   Exhibits and Reports of Form 8-k ..........................17

                   Signatures ................................................18

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
-------    --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                       -------------------------
                                                        March 31,   December 31,
                                                          2001         2000
                                                       -------------------------
                                                       (unaudited)
Investments:
-----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $ 7,945,741   $ 7,553,010
     Equity securities .............................         4,197         2,716
   Debt securities held-to-maturity at amortized
     cost (fair value, 2001 - $1,232,013
     2000 - $1,227,130) ............................     1,224,214     1,223,593
   Mortgage loans on real estate, at unpaid
     principal .....................................       741,747       742,068
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    10,349,892     9,955,380

Cash and cash equivalents ..........................     1,195,347       693,778
Accrued investment income ..........................       120,628       185,011

Reinsurance recoverable ............................     4,208,726     4,910,443

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $13,750 ...........................     4,250,930     3,821,206
   Affiliate .......................................       437,636       436,997
Income tax recoverable .............................       186,588       167,588
Deferred income tax asset ..........................       175,234       175,234
Deferred policy acquisition costs ..................     2,073,219     1,955,018
Intangibles, net ...................................     1,079,163     1,115,316
Other investment ...................................       595,496       582,532
Other assets .......................................       360,248       311,082
                                                       -----------   -----------
                                                       $25,033,107   $24,309,585
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    ----------------------------
                                                    March 31,       December 31,
                                                     2001              2000
                                                    ----------------------------
                                                    (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses .............  $  4,694,374   $  5,185,626
   Unearned premiums .............................     6,047,266      5,775,524
Ceded reinsurance payable ........................       638,631        721,513
Derivative liability .............................       944,034           --
Accounts payable and other liabilities ...........     2,726,488      2,637,748
Debt:
----
   Nonaffiliate ..................................       963,885      1,102,683
   Affiliate .....................................     1,000,000      1,000,000
                                                    ------------   ------------
   Total liabilities .............................    17,014,678     16,423,094
                                                    ------------   ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued .......          --             --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 and 5,871,356
       shares issued, respectively ...............         5,916          5,872
   Capital in excess of par value ................     7,270,316      7,264,860
   Accumulated other comprehensive income ........         8,906        104,485
   Retained earnings .............................       997,010        774,993
                                                    ------------   ------------
                                                       8,282,148      8,150,210
   Less treasury stock, at cost, 318,112  shares .      (263,719)      (263,719)
                                                    ------------   ------------
   Total stockholders' equity ....................     8,018,429      7,886,491
                                                    ------------   ------------
                                                    $ 25,033,107   $ 24,309,585
                                                    ============   ============


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                        2001            2000
                                                    ----------------------------

Revenue:
-------
Direct premiums earned .........................    $ 3,385,153     $ 2,724,631
Reinsurance premiums assumed ...................        751,015         702,865
Less reinsurance ceded .........................     (1,051,471)       (716,609)
                                                    -----------     -----------
Net premium income .............................      3,084,697       2,710,887
Net investment income ..........................        155,934         139,570
Net realized investment gains ..................           --           213,258
Other income ...................................        599,438         396,414
                                                    -----------     -----------
Total revenue ..................................      3,840,069       3,460,129
                                                    -----------     -----------
Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............        882,392         750,096
Amortization of deferred policy acquisition
    costs ......................................      1,096,621         886,483
Operating expenses .............................      1,466,300       1,109,983
Interest expense ...............................         62,319          52,802
                                                    -----------     -----------
Total expenses .................................      3,507,632       2,799,364
                                                    -----------     -----------
Income before income tax expense ...............        332,437         660,765
Income tax expense .............................        110,420         222,091
                                                    -----------     -----------
Net income .....................................    $   222,017     $   438,674
                                                    ===========     ===========
Weighted average number of shares
    outstanding ................................      5,564,488       5,447,966
                                                    ===========     ===========
Net income per share - basic ...................    $      0.04     $      0.08
                                                    ===========     ===========


            See notes to condensed consolidated financial statements.



                          CUMBERLAND TECHNOLOGIES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



Accumulated
                                                                 Capital in
Other        Retained
                                           Common Shares          Excess of
Comprehensive   Earnings                    Total
                                           -------------             Par
Income      (Accumulated   Treasury    Stockholders'
                                        Stock       Amount          Value
(Loss)         Deficit)      Stock       Equity
                                        -----       ------        -----------
-----------   -----------   ------------  -----------

Balance at January 1, 2000 .........    5,815,356   $     5,816   $ 7,257,916  $
  (40,897)  $  (266,756)  $  (263,719)  $6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option plan .................       56,000            56         6,944
                                             7,000

   Net increase in unrealized
       depreciation of
       available-for-sale
       securities, net of
       income tax ..................
  145,382                                  145,382

   Net income ......................
              1,041,749                  1,041,749

                                         ----------
   Comprehensive income ............
                                         1,187,131
                                        ---------    -----------  -----------
----------     ---------    ----------    ----------
Balance at December 31, 2000 .......    5,871,356         5,872     7,264,860
  104,485       774,993      (263,719)   7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan .................       44,000            44         5,456
                                             5,500

   Net decrease in unrealized
       appreciation of
       available-for-sale
       securities, net of
       income tax ..................
  (95,579)                                 (95,579)

   Net income ......................
                222,017                    222,017

                                        -----------
   Comprehensive income ............
                                           126,438
                                      -----------   -----------   -----------
-----------   -----------   -----------   -----------
Balance at March 31, 2001 ..........    5,915,356   $     5,916   $ 7,270,316  $
    8,906   $   997,010   $  (263,719)  $8,018,429
                                      ===========   ===========   ===========
===========   ===========   ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                        2001             2000
                                                    ----------------------------
Operating activities:
--------------------
Net income .........................................  $   222,017   $   438,674
Adjustments to reconcile net income to cash
   provided by operating activities:
       Accretion of investment discounts and
           premiums ................................       (8,979)         (125)
       Policy acquisition costs amortized ..........    1,096,621       886,483
       Policy acquisition costs deferred ...........   (1,214,822)   (1,094,986)
       Amortization ................................       36,153        40,882
       Net realized gains on sales of
           investments .............................         --        (213,258)
       (Increase) decrease in:
           Accrued investment income ...............       64,383       (32,920)
           Reinsurance recoverable .................      701,717       102,111
           Accounts receivables ....................     (429,724)     (795,122)
           Income tax recoverable ..................      (19,000)         --
           Other assets ............................      (49,166)      (58,534)
       Increase (decrease) in:
           Policy liabilities and accruals .........     (219,510)      588,553
           Derivative liability ....................      944,034          --
           Ceded reinsurance payable ...............      (82,882)      115,716
           Accounts payable and other liabilities ..       88,740          --
           Income tax payable ......................         --          70,000
                                                      -----------   -----------
Net cash provided by operating activities ..........    1,129,582        47,474
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ................     (481,433)   (3,795,509)
       Proceed from sales - fixed maturities .......         --       1,999,256
       Purchases - equities ........................         --         354,952
Securities held-to-maturity:
       Purchases- fixed maturities .................         --       1,500,000
Proceeds from mortgage loan ........................          321           298
Other investment ...................................      (12,964)       (4,781)
                                                      -----------   -----------
Net cash (used in) provided by  investing activities     (494,076)       54,216
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ...................................     (138,798)      (12,994)
Stock options exercised ............................        5,500          --
Net change in advances from affiliates .............         (639)      (28,502)
                                                      -----------   -----------
Net cash (used in) financing activities ............     (133,937)      (41,496)
                                                      -----------   -----------
Increase in cash and cash equivalents ..............      501,569        60,194
Cash and cash equivalents, beginning of period .....      693,778     2,000,147
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,195,347   $ 2,060,341
                                                      ===========   ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest .............................  $    24,498   $    52,802
                                                      -----------   -----------
Cash paid for income taxes .........................  $      --     $   144,650
                                                      ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)


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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to consolidated financial statements and notes thereto as of and for the years ended December 31, 2000 and 1999, included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the United States Securities and Exchange Commission on April 17, 2001.

     Reclassifications
     -----------------

     Certain amounts in the 2000 financial  statements have been reclassified to
     conform  to  the  2001  financial   statement   presentations.

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

3.   Earnings Per Share
     ------------------

     Earnings per share for the three months ended March 31, 2001 and 2000 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, and is the same on both a basic and fully diluted basis.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Investments
     -----------

     The Components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                          Three Months           Twelve Months
                                             Ended                  Ended
                                          March 31, 2001       December 31, 2000
                                         ------------------  -------------------
     Fixed maturities, net of
      income tax .....................     $  29,547              $ 126,607
     Equities ........................       (20,641)               (22,122)
                                           ---------              ---------
     Total change in unrealized
      appreciation, net of
      income taxes ...................     $   8,906              $ 104,485
                                           =========              =========

5.   Income Taxes
     ------------

     The Company's provision for income taxes for the quarters ended March 31, 2001 and 2000 has been calculated using an effective rate of approximately 33%.

6.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of March 31, 2001 and December 31, 2000, no payments could be made under the terms of the debenture.

     KC and SSI entered into an agreement with an independent contractor, AEC, on August 16, 1989 on a construction contract with the United States Navy (the "Navy"). Pursuant to this contract, the Company, as surety, executed and delivered to the Navy certain performance and payment bonds (the "Bonds"). At the time that the Bonds were issued, KC entered into an indemnification agreement with the Company, whereby KC indemnified the Company from any and all losses, costs, and expenses incurred related to the Bonds. In 1991, the Navy default and terminated AEC on the contract. The contract has been in litigation since the termination in 1991 generating a subrogation receivable in the amount of approximately
     $1,851,490  and  $1,851,000  as of March 31, 2001 and  December  31,  2000,
     respectively. In the event that the Company is unsuccessful in its litigation activities with the Navy, management of the Company believes that KC will reimburse the Company for the losses and expenses incurred related to the Bonds.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.   Intangibles (continued)
     -----------------------

     New Accounting Pronouncements
     -----------------------------

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

9.   Loss and Loss Adjustment Expenses
     ---------------------------------

     The liability for unpaid claims including incurred but not reported losses is based on the estimated ultimate cost of settling the claim (including the effects of inflation and other societal and economic factors), using past experience adjusted for current trends and any other factors that would modify past experience. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liability for loss and loss adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid claims (loss adjustment expense) is accrued when the related liability for unpaid loss is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to claims paid or in the process of settlement, such as internal costs of the claims function.

     The Company does not discount its reserves for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration.

     The Company does not consider investment income in determining if a premium deficiency relating to short duration contracts exists.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10.  Unearned Premiums
     -----------------

     Unearned premiums are deferred and amortized on a pro-rated basis.

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

12.  Accounting for Derivative Instruments
     -------------------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy provides coverage to the Registered Investment Advisor who writes insured's investing in mutual funds and other investment instruments. The loss on any policy is determined by a reduction below cost in the account of the insured over a five-year period. The identified derivative was accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001.

     Effective January 1, 2001 the Company adopted SFAS No. 133. The transition adjustment of $600,000 was reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account on the condensed consolidated balance sheet at January 1, 2001. The increase in the derivative liability account in the amount of $344,034 is included in losses and loss adjustment expenses in the condensed consolidated statement of operations for the three months period ended March 31, 2001.

     Estimates and assumption were used in determining the valuation of derivative instruments. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

14.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income, other than net income, for the three months ended March 31, 2001 and March 31, 2000, respectively.

                                                       Consolidated Statements
                                                       of Comprehensive Income
                                                   -----------------------------
                                                    Three Months Ended March 31,
                                                         2001             2000
                                                   -----------------------------
     Net income ..................................     $ 222,017      $ 438,674
     Other comprehensive income:
       Unrealized (depreciation) appreciation
         of available-for-sale securities arising
         during period ...........................       (95,579)        38,007
       Less: reclassification adjustment for
             gains included in net income ........          --          213,308
                                                       ---------      ---------
     Comprehensive income ........................     $ 126,438      $ 263,373
                                                       =========      =========

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

Explanatory Note
----------------

This amendment to Form 10-Q has been filed to reflect that the Company has received the independent valuation report of the value of the derivative instruments described in Note 12 to the financial statements. The valuation report indicated a fair value that is consistent with the Company's previously reported financial results, and the Company's results of operations did not require any adjustment.

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

     Net cash provided by operating activities was $1,129,582 and $47,474 for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by operating activities is primarily attributed to a decrease in reinsurance recoverable and an increase in derivative liability, which are offset by an increase in accounts receivable and a decrease in policy liabilities and accruals.

     Net cash (used in) provided by investing activities was ($494,076) and $54,216 for the three months ended March 31, 2001, and 2000, respectively. Investing activities consist of purchases, sales, and maturities of investments.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            --------------------------------------------------------

     During the three months ended March 31, 2001, net premium income totaled $3,084,697 representing a net increase of 14 percent from that of the same period in 2000 ($2,710,887). The increase is attributed to the marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through Pooling Agreements. During the first three months of 2001 as compared to the same period in 2000, direct premiums earned increased $660,522 or 24%; assumed premiums increased $48,150 or 7% and ceded premiums increased $334,862 or 47%. Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

     Net investment income for the first quarter of 2001 remained consistent when compared to the same period of 2000. Other income increased by $203,024 during the first three months of 2001 when compared to the same period of 2000. The increase is attributable to the Company's consulting subsidiary earnings.

     During the three months ended March 31, 2001, loss and loss adjustment expenses were $882,392 as compared to $750,096, for the same period of 2000. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $132,296 is consistent with the increase in net premium income.

     During the three months ended March 31, 2001, amortization of deferred policy acquisition costs was $1,096,621 as compared to $886,483 for the same period in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

     Operating expenses increased by $356,317 or 32% for the three months ended March 31, 2001 when compared to the same period in 2000. The increase is attributed to increases in salary expenses and legal fees associated with the Company's growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the three months ending March 31, 2001 and 2000 were calculated using effective rates of approximately 33%.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
------                          ABOUT MARKET RISK
                                -----------------

     The Company had approximately $10.3 million of investments as of March 31, 2001. These investments largely consist of state government obligations and have either variable rates of interest or stated interest rates ranging from 4.75% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. These risks are mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has notes payable of approximately $2 million at an average interest rate of 8.5%. The terms of the note agreements are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1.            Legal proceedings
                   -----------------

                   None

Item 2.            Changes in securities
                   ---------------------

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


                                    CUMBERLAND TECHNOLOGIES, INC.


Date:    July 30, 2001              By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)

Date:    July 30, 2001              By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principle Accounting and Financial Officer)