Form 10-Q
period 2001-06-30
CUMBERLAND TECHNOLOGIES INC
filed 2001-08-14
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from ________ to _________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


     Florida                                           59-3094503
     -----------------------------------------------   -------------------------
     (State  or other  jurisdiction of incorporation)  (I.R.S. Employer
                                                        Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                    33614
     -----------------------------------------------   -------------------------
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

                                 Yes [x] No [ ]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of August 14, 2001 was 5,597,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION
------  ---------------------
                                                                            Page
                                                                            ----

        Item 1.  Condensed (unaudited) consolidated balance sheets at June 30, 2001 and December 31, 2000 ...................1-2

                 Condensed (unaudited) consolidated statements of
                   operations for the six months ended June 30, 2001
                   and June 30, 2000 ..........................................3

                 Condensed (unaudited) consolidated statements of
                   operations for the three months ended June 30, 2001
                   and June 30, 2000 ..........................................4

                 Condensed consolidated statements of stockholders' equity
                   for the six months ended June 30, 2001 (unaudited)
                   and for the year ended December 31, 2000 ...................5

                 Condensed (unaudited) consolidated statements of cash flows for the six months ended June 30, 2001 and
                   June 30, 2000 ..............................................6

                 Notes to condensed (unaudited) consolidated financial
                   statements ..............................................7-14

        Item 2.  Management's discussion and analysis of financial condition and results of operations ..............................15-17

        Item 3.  Quantitative and qualitative disclosures about
                   market risk ...............................................18

PART II OTHER INFORMATION
------- -----------------

        Item 1.  Legal proceedings ...........................................19

        Item 2.  Changes in securities .......................................19

        Item 3.  Defaults upon senior securities .............................19

        Item 4.  Submission of matters to a vote of security holders..........19

        Item 5.  Other information............................................19

        Item 6.  Exhibits and reports of form 8-k.............................19

                 Signatures...................................................20

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
-------    --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------


                                                       -------------------------
                                                        June 30,    December 31,
                                                          2001          2000
                                                       -------------------------

Investments:
-----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $ 8,713,859   $ 7,553,010
     Equity securities .............................          --           2,716
   Debt securities held-to-maturity at amortized
     cost (fair value, 2001 - $366,419
     2000 - $1,227,130) ............................       359,318     1,223,593
   Mortgage loans on real estate, at unpaid
     principal .....................................       741,419       742,068
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    10,248,589     9,955,380

Cash and cash equivalents ..........................       959,276       693,778
Accrued investment income ..........................       190,115       185,011

Reinsurance recoverable ............................     4,127,105     4,910,443

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $13,750 ...........................     5,486,955     3,821,206
   Affiliate .......................................       443,862       436,997
Income tax recoverable .............................       235,388       167,588
Deferred income tax asset ..........................       175,234       175,234
Deferred policy acquisition costs ..................     2,260,885     1,955,018
Intangibles, net ...................................     1,043,011     1,115,316
Other investment ...................................       605,161       582,532
Other assets .......................................       454,329       311,082
                                                       -----------   -----------
                                                       $26,229,910   $24,309,585
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   -----------------------------
                                                     June 30,     December 31,
                                                       2001           2000
                                                   -----------------------------

Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses .............  $  4,010,023   $  5,185,626
   Unearned premiums .............................     6,674,820      5,775,524
Ceded reinsurance payable ........................     1,298,517        721,513
Derivative liability .............................     1,004,087           --
Accounts payable and other liabilities ...........     3,071,296      2,637,748
Debt:
----
   Nonaffiliate ..................................       945,890      1,102,683
   Affiliate .....................................     1,000,000      1,000,000
                                                    ------------   ------------
   Total liabilities .............................    18,004,633     16,423,094
                                                    ------------   ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued .......          --             --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 and 5,871,356
       shares issued, respectively ...............         5,916          5,872
   Capital in excess of par value ................     7,270,316      7,264,860
   Accumulated other comprehensive income ........       189,156        104,485
   Retained earnings .............................     1,023,608        774,993
                                                    ------------   ------------
                                                       8,488,996      8,150,210
   Less treasury stock, at cost, 318,612  shares .      (263,719)      (263,719)
                                                    ------------   ------------
   Total stockholders' equity ....................     8,225,277      7,886,491
                                                    ------------   ------------
                                                    $ 26,229,910   $ 24,309,585
                                                    ============   ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    ----------------------------
                                                      Six Months Ended June 30,
                                                       2001             2000
                                                    ----------------------------

Revenue:
-------
Direct premiums earned .........................    $ 6,958,863     $ 5,817,912
Reinsurance premiums assumed ...................      1,531,775       1,214,056
Less reinsurance ceded .........................     (2,231,004)     (1,523,602)
                                                    -----------     -----------
Net premium income .............................      6,259,634       5,508,366
Net investment income ..........................        299,596         271,933
Net realized investment (losses) gains .........        (16,440)        270,067
Other income ...................................      1,073,073         904,030
                                                    -----------     -----------
Total revenue ..................................      7,615,863       6,954,396
                                                    -----------     -----------
Benefits and Expenses:
----------------------
Losses and loss adjustment expenses ............      1,831,741       1,406,219
Amortization of deferred policy acquisition
    costs ......................................      2,038,957       1,689,258
Operating expenses .............................      3,293,745       2,552,812
Interest expense ...............................         87,979         103,611
                                                    -----------     -----------
Total expenses .................................      7,252,422       5,751,900
                                                    -----------     -----------
Income before income tax expense ...............        363,441       1,202,496
Income tax expense .............................        114,826         402,091
                                                    -----------     -----------
Net income .....................................    $   248,615     $   800,405
                                                    ===========     ===========
Weighted average number of shares
    outstanding - basic ........................      5,580,957       5,504,088
                                                    ===========     ===========
Net income per share - basic ...................    $      0.04     $      0.15
                                                    ===========     ===========
Weighted average number of shares
    outstanding - diluted ......................      5,650,457       5,585,088
                                                    ===========     ===========
Net income per share - diluted .................    $      0.04     $      0.14
                                                    ===========     ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    ----------------------------
                                                     Three Months Ended June 30,
                                                       2001              2000
                                                    ----------------------------

Revenue:
--------
Direct premiums earned .........................    $ 3,573,710     $ 3,093,281
Reinsurance premiums assumed ...................        780,760         511,191
Less reinsurance ceded .........................     (1,179,533)       (806,993)
                                                    -----------     -----------
Net premium income .............................      3,174,937       2,797,479
Net investment income ..........................        143,662         132,363
Net realized investment (losses) gains .........        (16,440)         56,809
Other income ...................................        473,635         507,616
                                                    -----------     -----------
Total revenue ..................................      3,775,794       3,494,267
                                                    -----------     -----------
Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............        949,349         656,123
Amortization of deferred policy acquisition
    costs ......................................        942,336         802,775
Operating expenses .............................      1,827,445       1,442,829
Interest expense ...............................         25,660          50,809
                                                    -----------     -----------
Total expenses .................................      3,744,790       2,952,536
                                                    -----------     -----------
Income before income tax expense ...............         31,004         541,731
Income tax expense .............................          4,406         180,000
                                                    -----------     -----------
Net income .....................................    $    26,598     $   361,731
                                                    ===========     ===========
Weighted average number of shares
    outstanding - basic ........................      5,597,244       5,510,782
                                                    ===========     ===========
Net income per share - basic ...................    $      0.01     $      0.07
                                                    ===========     ===========
Weighted average number of share
    outstanding - diluted ......................      5,666,744       5,594,582
                                                    ===========     ===========
Net income per share - diluted .................    $      0.01     $      0.06
                                                    ===========     ===========




            See notes to condensed consolidated financial statements.




                          CUMBERLAND TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                            Accumulated
                                                            Capital in         Other       Retained
                                      Common Shares          Excess of      Comprehensive  Earnings                      Total
                                      -------------           Par              Income     (Accumulated   Treasury      Stockholders'
                                   Stock       Amount        Value            (Loss)       Deficit)      Stock           Equity
                                   -----       ------        -----          -------------  --------      -----          ------

Balance at January 1, 2000 ....     5,815,356   $     5,816   $ 7,257,916   $   (40,897)   $  (266,756)   $  (263,719)   $ 6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option plan ............        56,000            56         6,944                                                      7,000

   Net increase in unrealized
       appreciation of
       available-for-sale
       securities, net of
       income tax .............                                                 145,382                                      145,382

   Net income .................                                                              1,041,749                     1,041,749
                                                                                                                         -----------

   Comprehensive income .......                                                                                            1,187,131
                                    -----------   -----------   -----------    -----------    -----------    ----------- -----------
Balance at December 31, 2000 ..      5,871,356        5,872     7,264,860       104,485        774,993       (263,719)     7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan.............         44,000           44         5,456                                                      5,500

   Net increase in unrealized
       appreciation of
       available-for-sale
       securities, net of
       income tax ............                                                   84,671                                       84,671

   Net income ................                                                                 248,615                       248,615
                                                                                                                          ----------
   Comprehensive income .......                                                                                              333,286
                                  -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at June 30, 2001 ......     5,915,356   $     5,916   $ 7,270,316   $   189,156    $ 1,023,608    $  (263,719)   $ 8,225,277
                                  ===========   ===========   ===========   ===========    ===========    ===========    ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      --------------------------
                                                       Six Months Ended June 30,
                                                            2001        2000
                                                      --------------------------
Operating activities:
---------------------
Net income .........................................  $   248,615   $   800,405
Adjustments to reconcile net income to cash
   provided by operating activities:
       Accretion of investment discounts ...........      (16,729)       (4,586)
       Policy acquisition costs amortized ..........    2,038,957     1,689,258
       Policy acquisition costs deferred ...........   (2,344,824)   (2,051,278)
       Amortization ................................       72,305        79,131
       Net realized losses (gains) on sales of
           investments .............................       16,440      (270,067)
       (Increase) decrease in:
           Accrued investment income ...............       (5,104)     (118,699)
           Reinsurance recoverable .................      783,338    (1,319,542)
           Accounts receivable .....................   (1,665,749)     (668,914)
           Income tax recoverable ..................      (67,800)         --
           Other assets ............................     (143,247)        2,915
       Increase (decrease) in:
           Policy liabilities and accruals .........     (276,307)    1,115,220
           Derivative liability ....................    1,004,087          --
           Ceded reinsurance payable ...............      577,004       545,680
           Accounts payable and other liabilities ..      433,548       400,372
           Income tax payable ......................         --         250,000
                                                      -----------   -----------
Net cash provided by operating activities ..........      654,534       449,895
Investing activities:
---------------------
Securities available-for-sale:
       Purchases - fixed maturities ................   (1,228,810)   (6,218,716)
       Proceed from sales - fixed maturities .......      154,912     3,098,991
       Proceeds from investment settlement .........         --         228,874
       Purchases - equities ........................         --         354,956
Securities held-to-maturity:
       Purchases- fixed maturities .................         --       1,500,000
       Maturities ..................................      865,000          --
Proceeds from mortgage loan ........................          649           602
Purchase - short-term assets .......................         --         (10,000)
Increase in other investment .......................      (22,629)      (12,013)
                                                      -----------   -----------
Net cash used in investing activities...............     (230,878)   (1,057,306)
Financing activities:
---------------------
Payments on debt, affiliate and
   non-affiliate ...................................     (156,793)     (151,316)
Stock options exercised ............................        5,500         7,000
Net change in advances from affiliates .............       (6,865)      (47,247)
                                                      -----------   -----------
Net cash used in financing activities ..............     (158,158)     (191,563)
                                                      -----------   -----------
Increase (decrease) in cash and cash equivalents ...      265,498      (798,974)
Cash and cash equivalents, beginning of period .....      693,778     2,000,147
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $   959,276   $ 1,201,173
                                                      ===========   ===========

Supplemental cash flows disclosure:
-----------------------------------
Cash paid for interest .............................  $    27,611   $    53,611
                                                      -----------   -----------
Cash paid for income taxes .........................  $    64,000   $   144,650
                                                      ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001

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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to consolidated financial statements as of and for the years ended December 31, 2000 and 1999, included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the United States Securities and Exchange Commission on April 17, 2001.

     Reclassifications
     -----------------

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentations.

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

3.   Earnings Per Share
     ------------------

     Earnings per share for the three and six month periods June 30, 2001 and 2000 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:
                                                       June 30,     December 31,
                                                         2001           2000
                                                       ---------     -----------
     Fixed maturities, net of
       income tax ..............................       $ 189,156      $ 126,607
     Equities ..................................             --         (22,122)
                                                       ---------      ---------
     Total unrealized appreciation,
       net of taxes ............................       $ 189,156      $ 104,485
                                                       =========      =========

5.   Income Taxes
     ------------

     The Company's provision for income taxes for the six-month periods ended June 30, 2001 and 2000 has been calculated using an effective rate of approximately 32% and 33%, respectively.


6.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of June 30, 2001, no payments could be made under the terms of the debenture.

     KC and SSI entered into an agreement with an independent contractor, AEC, on August 16, 1989 on a construction contract with the United States Navy (the "Navy"). Pursuant to this contract, the Company, as surety, executed and delivered to the Navy certain performance and payment bonds (the "Bonds"). At the time that the Bonds were issued, KC entered into an indemnification agreement with the Company, whereby KC indemnified the Company from any and all losses, costs, and expenses incurred related to the Bonds. In 1991, the Navy default and terminated AEC on the contract. The contract has been in litigation since the termination in 1991 generating a subrogation receivable in the amount of approximately $1,851,000 as of June 30, 2001 and December 31, 2000. In the event that the Company is unsuccessful in its litigation activities with the Navy, management of the Company believes that KC will reimburse the Company for the losses and expenses incurred related to the Bonds.

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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.   Intangibles (continued)
     -----------------------

     New Accounting Pronouncements
     -----------------------------

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001.

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

12.  Accounting for Derivatives
     --------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy provides coverage to the Registered Investment Advisor who writes insured's investing in mutual funds and other investment instruments. The loss on any policy is determined by a reduction below cost in the account of the insured over a five-year period. The identified derivative was accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001.

     Effective January 1, 2001 the Company adopted SFAS No. 133. The transition adjustment of $600,000 was reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account on the condensed consolidated balance sheet at January 1, 2001. The increase in the derivative liability account in the amount of $404,087 is included in losses and loss adjustment expenses in the condensed consolidated statement of operations for the six-month period ended June 30, 2001.

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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


13.  Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS's underwriting operations reported losses net of income taxes of $855,502 for the six months ended June 30, 2001 and income net of income taxes of $511,624 for the year ended December 31, 2000. Statutory surplus (shareholders' equity) of these operations was $6,011,205 as of June 30, 2001.

14.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income for the six months ended June 30, 2001 and June 30, 2000, respectively.

                                                        Consolidated Statements
                                                        of Comprehensive Income
                                                       -------------------------
                                                       Six Months Ended June 30,
                                                           2001            2000
                                                       -------------------------
     Net income .....................................    $ 248,615     $ 800,405
     Other comprehensive income:
       Unrealized appreciation of available-
         for-sale securities arising during
         period .....................................       81,955       104,228
       Less: reclassification adjustment for
             losses included in net income ..........       (2,716)      270,067
                                                         ---------     ---------
     Comprehensive income ...........................    $ 333,286     $ 634,566
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

     At June 30, 2001, $26,229,910 of the Company's total assets calculated based on accounting principles generally accepted in the United States of America were comprised as follows: 43 percent in cash and investments (including accrued investment income), 38 percent in receivables and reinsurance recoverables, 13 percent in intangibles and deferred policy acquisition costs and 6 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash provided by operating activities was $654,534 and $449,895 for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by operating activities is primarily attributed to a decrease in reinsurance recoverable and an increase in derivative liability, which are offset by an increase in accounts receivable and a decrease in policy liabilities and accruals.

     Net cash used in investing activities was $230,878 and $1,057,306 for the six months ended June 30, 2001, and 2000, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     As of June 30, 2001 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000
              -----------------------------------------------------

     During the six months ended June 30, 2001, net premium income totaled $6,259,634 representing a net increase of 14 percent from that of the same period in 2000 ($5,508,366). The increase is attributed to the underwriting of small and medium size surety bonds and specialty insurance services. During the six months of 2001 as compared to the same period in 2000, direct premiums earned increased $1,140,951 or 20%; assumed premiums increased $317,719 or 26% and ceded premiums increased $707,402 or 46%. Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

     Net investment income for the first six months of 2001 remained consistent when compared to the same period of 2000. The realized loss of $16,440 in 2001 is attributed to the write-off of an equity security and is offset by realized gains on the disposal of fixed maturities. Other income increased by $169,043 during the six months of 2001 when compared to the same period of 2000. The increase in other income is attributable to the Company's claims consulting subsidiary growth.

     During the six months ended June 30, 2001, loss and loss adjustment expenses were $1,831,741 as compared to $1,406,219, for the same period of 2000. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $425,522 is consistent with the increase in net premium income.

     During the six months ended June 30, 2001, amortization of deferred policy acquisition costs was $2,038,957 as compared to $1,689,258 for the same period in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

     Operating expenses increased by $740,933 or 29% for the six months ended June 30, 2001 when compared to the same period in 2000. The increase is primarily attributed to increases in salary expenses and legal fees associated with the Company's growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the six months ended June 30, 2001 and 2000 were calculated using effective rates of approximately 32% and 33%, respectively.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000
             -------------------------------------------------------

     During the three months ended June 30, 2001, net premium income totaled $3,174,937 representing a net increase of 13 percent from that of the same period in 2000 ($2,797,479). During the three months ending June 30, 2001 as compared to the same period during 2000, direct premiums earned increased $480,429 or 16%; assumed premiums increased $269,569 or 53% and ceded premiums increased $372,540 or 46%. Ceded premiums increase as the volume of direct and assumed premiums increase based on their relationship under the Company's reinsurance treaties.

     Net investment income for the three months ending June 30, 2001 remained consistent when compared to the same period of 2000. Other income decreased by $33,981 or 7% during the three months ended June 30, 2001 when compared to the same period of 2000.

     During the three months ended June 30, 2001, loss and loss adjustment expenses were $949,349 as compared to $656,123, for the same period of 2000. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $293,226 is attributed to increasing certain factors in calculating reserves.

     During the three months ended June 30, 2001, amortization of deferred policy acquisition costs was $942,336 as compared to $802,775 for the same period in 2000. The amortization of deferred policy acquisition costs increase is attributed to the increase in premiums written and earned.

     Operating expenses increased by $384,616 or 27% for the three months ended June 30, 2001 when compared to the same period in 2000. The increase is attributed to increases in salary expenses, legal fees and other office expenditures associated with the Company's growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the three months ended June 30, 2001 and 2000 was calculated using an effective rate of approximately 14% and 33%, respectively. The 2001 tax rate is lower due to the decrease in taxable income for the three months ended June 30, 2001.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------                         ABOUT MARKET RISK
                                -----------------

     The Company had approximately $10.2 million of investments as of June 30, 2001. These investments largely consist of state government obligations and have either variable rates of interest or stated interest rates ranging from 4.75% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. These risks are mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has notes payable of approximately $2 million at an average interest rate of 8.5%. The terms of the note agreements are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may not be available to the Company at a lower rate of interest.

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


                                    CUMBERLAND TECHNOLOGIES, INC.


Date:    August 14, 2001            By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)

Date:    August 14, 2001            By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principle Accounting and Financial Officer)