Form 10-Q
period 2001-09-30
CUMBERLAND TECHNOLOGIES INC
filed 2001-11-14
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


     Florida                                           59-3094503
     -----------------------------------------------   -------------------------
     (State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                        Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                    33614
     ----------------------------------------------    -------------------------
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

                                 Yes [x] No [ ]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 2001 was 5,597,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION
------  ---------------------
                                                                            Page
                                                                            ----

        Item 1.  Condensed (unaudited) consolidated balance sheets at September 30, 2001 and December 31, 2000 ..............1-2

                 Condensed (unaudited) consolidated statements of
                   operations for the nine months ended September 30, 2001
                   and September 30, 2000 .....................................3

                 Condensed (unaudited) consolidated statements of
                   operations for the three months ended September 30, 2001
                   and September 30, 2000 .....................................4

                 Condensed consolidated statements of stockholders' equity
                   for the nine months ended September 30, 2001 (unaudited)
                   and for the year ended December 31, 2000....................5

                 Condensed (unaudited) consolidated statements of cash flows for the nine months ended September 30, 2001 and
                   September 30, 2000..........................................6

                 Notes to condensed (unaudited) consolidated financial
                   statements ..............................................7-15

        Item 2.  Management's discussion and analysis of financial condition and results of operations...............................16-18

        Item 3.  Quantitative and qualitative disclosures about
                   market risk ...............................................19

PART II OTHER INFORMATION
------- -----------------

        Item 1.  Legal proceedings ...........................................20

        Item 2.  Changes in securities .......................................20

        Item 3.  Defaults upon senior securities..............................20

        Item 4.  Submission of matters to a vote of security holders..........20

        Item 5.  Other information............................................20

        Item 6.  Exhibits and reports of form 8-k.............................20

                 Signatures...................................................21

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
-------    --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------


                                                      --------------------------
                                                      September 30, December 31,
                                                          2001            2000
                                                      --------------------------

  Investments:
  -----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $10,059,349   $ 7,553,010
     Equity securities .............................          --           2,716
   Debt securities held-to-maturity at amortized
     cost (fair value, 2001 - $375,431
     2000 - $1,227,130) ............................       359,411     1,223,593
   Mortgage loans on real estate, at unpaid
     principal .....................................        41,086       742,068
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    10,893,839     9,955,380

Cash and cash equivalents ..........................     1,505,076       693,778
Accrued investment income ..........................       163,533       185,011

Reinsurance recoverable ............................     4,542,999     4,910,443

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $13,750 ...........................     4,439,194     3,821,206
   Affiliate .......................................       476,835       436,997
Income tax recoverable .............................       142,160       167,588
Deferred income tax asset ..........................       175,234       175,234
Deferred policy acquisition costs ..................     2,077,720     1,955,018
Intangibles, net ...................................     1,006,858     1,115,316
Other investment ...................................       609,586       582,532
Other assets .......................................       459,971       311,082
                                                       -----------   -----------
                                                       $26,493,005   $24,309,585
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    ----------------------------
                                                     September 30,  December 31,
                                                         2001            2000
                                                    ----------------------------

Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses .............  $  3,758,295   $  5,185,626
   Unearned premiums .............................     6,151,499      5,775,524
Ceded reinsurance payable ........................     1,583,987        721,513
Derivative liability .............................     1,773,914           --
Accounts payable and other liabilities ...........     2,982,689      2,637,748
Debt:
----
   Nonaffiliate ..................................       945,884      1,102,683
   Affiliate .....................................     1,000,000      1,000,000
                                                    ------------   ------------
   Total liabilities .............................    18,196,268     16,423,094
                                                    ------------   ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued .......          --             --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 and 5,871,356
       shares issued, respectively ...............         5,916          5,872
   Capital in excess of par value ................     7,270,316      7,264,860
   Accumulated other comprehensive income ........       461,935        104,485
   Retained earnings .............................       822,289        774,993
                                                    ------------   ------------
                                                       8,560,456      8,150,210
   Less treasury stock, at cost, 318,612  shares .      (263,719)      (263,719)
                                                    ------------   ------------
   Total stockholders' equity ....................     8,296,737      7,886,491
                                                    ------------   ------------
                                                    $ 26,493,005   $ 24,309,585
                                                    ============   ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                         2001            2000
                                                 -------------------------------

Revenue:
-------
Direct premiums earned .........................   $ 10,621,463    $  9,122,315
Reinsurance premiums assumed ...................      2,674,256       1,836,007
Less reinsurance ceded .........................     (3,432,921)     (2,395,335)
                                                   ------------    ------------
Net premium income .............................      9,862,798       8,562,987

Net investment income ..........................        462,343         429,777
Net realized investment (losses) gains .........        (10,012)        270,067
Other income ...................................      1,371,117       1,449,951
                                                   ------------    ------------
Total revenue ..................................     11,686,246      10,712,782
                                                   ------------    ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............      3,485,909       2,391,073
Amortization of deferred policy acquisition
    costs ......................................      3,130,794       2,719,007
Operating expenses .............................      4,912,356       3,919,119
Interest expense ...............................        126,144         176,850
                                                   ------------    ------------
Total expenses .................................     11,655,203       9,206,049
                                                   ------------    ------------

Income before income tax (benefit)/expense......         31,043       1,506,733
Income tax (benefit)/expense ...................        (16,253)        505,000
                                                   ------------    ------------
Net income .....................................   $     47,296    $  1,001,733
                                                   ============    ============
Weighted average number of shares
    outstanding - basic ........................      5,586,445       5,520,888
                                                   ============    ============
Net income per share - basic ...................   $       0.01    $       0.18
                                                   ============    ============
Weighted average number of shares
    outstanding - diluted ......................      5,666,744       5,602,688
                                                   ============    ============
Net income per share - diluted .................   $       0.01    $       0.18
                                                   ============    ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                --------------------------------
                                                Three Months Ended September 30,
                                                        2001             2000
                                                --------------------------------

Revenue:
-------
Direct premiums earned .........................    $ 3,662,601     $ 3,304,403
Reinsurance premiums assumed ...................      1,142,481         621,951
Less reinsurance ceded .........................     (1,201,918)       (871,732)
                                                    -----------     -----------
Net premium income .............................      3,603,164       3,054,622

Net investment income ..........................        162,748         157,843
Net realized investment gains ..................          6,428            --
Other income ...................................        441,332         545,921
                                                    -----------     -----------
Total revenue ..................................      4,213,672       3,758,386
                                                    -----------     -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............      1,654,168         984,854
Amortization of deferred policy acquisition
    costs ......................................      1,235,126       1,029,749
Operating expenses .............................      1,618,611       1,366,307
Interest expense ...............................         38,164          73,239
                                                    -----------     -----------
Total expenses .................................      4,546,069       3,454,149
                                                    -----------     -----------

Income before income tax (benefit) expense .....       (332,397)        304,237
Income (loss) tax (benefit) expense ............       (131,079)        102,909
                                                    -----------     -----------
Net income (loss) ..............................    $  (201,318)    $   201,328
                                                    ===========     ===========
Weighted average number of shares
    outstanding - basic ........................      5,597,244       5,553,244
                                                    ===========     ===========
Net income (loss) per share - basic ............    $      (.04)    $      0.04
                                                    ===========     ===========
Weighted average number of share
    outstanding - diluted ......................      5,666,744       5,635,044
                                                    ===========     ===========
Net income (loss) per share - diluted ..........    $      (.04)    $      0.04
                                                    ===========     ===========



            See notes to condensed consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                Accumulated
                                                                 Capital in        Other       Retained
                                             Common Shares       Excess of     Comprehensive   Earnings                   Total
                                             -------------          Par            Income    (Accumulated    Treasury  Stockholders'
                                            Stock      Amount     Value           (Loss)       Deficit)       Stock       Equity
                                            -----      ------    ---------    -------------   --------      ---------   ------------


Balance at January 1, 2000 .............    5,815,356  $ 5,816   $ 7,257,916  $   (40,897)  $  (266,756)  $  (263,719)  $ 6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option ..........................       56,000       56         6,944                                                  7,000
       plan

   Net increase in unrealized
       appreciation of
       available-for-sale
       securities, net of
       income tax .....................                                          145,382                                    145,382

   Net income .........................                                                       1,041,749                   1,041,749
                                                                                                                          ----------

   Comprehensive income ...............                                                                                   1,187,131
                                           ---------   --------   -----------   --------     ----------   -----------     ----------
Balance at December 31, 2000 ..........    5,871,356  $   5,872  $ 7,264,860  $  104,485    $   774,993   $  (263,719)   $7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan.....................       44,000         44        5,456                                                  5,500


   Net increase in unrealized
       appreciation of
       available-for-sale
       securities, net of
       income tax .....................                                         357,450                                     357,450


   Net income .........................                                                          47,296                      47,296
                                                                                                                          ----------

   Comprehensive income ...............                                                                                     404,746
                                         -----------  -----------  -----------  -----------   -----------   -----------   ----------
Balance at September 30, 2001 ........     5,915,356  $   5,916    $7,270,316  $461,935        $822,289     $  (263,719) $8,296,737
                                         ===========  ===========  =========== ===========    ===========   ===========  ===========


            See notes to condensed consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                         2001          2000
                                                 -------------------------------
Operating activities:
--------------------
Net income .........................................  $    47,296   $ 1,001,733
Adjustments to reconcile net income to cash
   provided by operating activities:
       Accretion of investment discounts ...........      (21,342)      (12,367)
       Policy acquisition costs amortized ..........    3,567,924     2,719,007
       Policy acquisition costs deferred ...........   (3,690,626)   (3,142,503)
       Amortization ................................      108,458       115,166
       Net realized losses (gains) on sales of
           investments .............................       10,012      (270,067)
       (Increase) decrease in:
           Accrued investment income ...............       21,478       (49,074)
           Reinsurance recoverable .................      367,444      (362,215)
           Accounts receivable .....................     (617,988)   (1,149,086)
           Income tax recoverable ..................       25,428          --
           Other assets ............................     (148,889)       18,373
       Increase (decrease) in:
           Policy liabilities and accruals .........     (351,356)    2,003,045
           Derivative liability ....................    1,773,914          --
           Ceded reinsurance payable ...............      862,474       540,705
           Accounts payable and other liabilities ..      344,941          --
           Income tax payable ......................         --         193,391
                                                      -----------   -----------
Net cash provided by operating activities ..........    2,299,168     1,606,108
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ................   (2,940,621)   (6,595,488)
       Proceed from sales - fixed maturities .......      804,960     3,098,991
       Proceeds from investment settlement .........         --         228,875
       Purchases - equities ........................         --         354,956
Securities held-to-maturity:
       Purchases- fixed maturities .................         --       1,500,000
       Maturities ..................................      865,000          --
Proceeds from mortgage loan ........................          982           911
Purchase - short-term assets .......................         --
                                                                         (3,754)
Increase in other investment .......................      (27,054)      (21,257)
                                                      -----------   -----------
Net cash used in investing activities ..............   (1,296,733)   (1,436,766)
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ...................................     (156,799)     (164,906)
Stock options exercised ............................        5,500         7,000
Net change in advances from affiliates .............      (39,838)      (33,738)
                                                      -----------   -----------
Net cash used in financing activities ..............     (191,137)     (191,644)
                                                      -----------   -----------
Increase (decrease) in cash and cash equivalents ...      811,298       (22,302)
Cash and cash equivalents, beginning of period .....      693,778     2,000,147
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,505,076   $ 1,977,845
                                                      ===========   ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest .............................  $    30,724   $    78,317
                                                      -----------   -----------
Cash (received) paid for income taxes ..............  $  (166,681)  $   304,168
                                                      ===========   ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001

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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to consolidated financial statements as of and for the years ended December 31, 2000 and 1999, included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the United States Securities and Exchange Commission on April 17, 2001.

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

3.   Earnings Per Share
     ------------------

     Earnings per share for the three and nine month periods September 30, 2001 and 2000 is based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Investments
     -----------

     The components of unrealized appreciation (depreciation) of investments recorded in stockholders' equity are as follows:

                                                    September 30,   December 31,
                                                       2001             2000
                                                    ------------   -------------
     Fixed maturities, net of
       income tax ...............................    $ 461,935        $ 126,607
     Equities ...................................          --           (22,122)
                                                     ---------        ---------
     Total unrealized appreciation,
       net of income taxes ......................    $ 461,935        $ 104,485
                                                     =========        =========

5.   Income Taxes
     ------------

     The Company's provision for income taxes for the nine-month periods ended September 30, 2001 and 2000, respectively, was calculated using an effective rate of 34%.

6.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of September 30, 2001, no payments could be made under the terms of the debenture.

     KC and SSI entered into an agreement with an independent contractor, AEC, on August 16, 1989 on a construction contract with the United States Navy (the "Navy"). Pursuant to this contract, the Company, as surety, executed and delivered to the Navy certain performance and payment bonds (the "Bonds"). At the time that the Bonds were issued, KC entered into an indemnification agreement with the Company, whereby KC indemnified the Company from any and all losses, costs, and expenses incurred related to the Bonds. In 1991, the Navy defaulted and terminated AEC on the contract. The contract has been in litigation since the termination in 1991 generating a subrogation receivable in the amount of approximately
     $1,851,000 as of September 30, 2001 and December 31, 2000. In the event that the Company is unsuccessful in its litigation activities with the Navy, management of the Company believes that KC will reimburse the Company for the losses and expenses incurred related to the Bonds.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.   Notes Payable
     -------------

     Affiliate
     ---------

     Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2001 and bears interest at 10%. The lender may convert the principal amount of the note or a portion thereof into a common stock at $3.00 per share subsequent to a nine-month anniversary and prior to the maturity date. An amendment to the note extending the due date of the note to November 10, 2002 was executed on October 23, 2001.

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

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.   Intangibles (continued)
     -----------------------

     New Accounting Pronouncements
     -----------------------------

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 provides accounting and reporting standards related to obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective on January 1, 2003, however, earlier application is encouraged. The Company has not evaluated the effect, if any, that the adoption of SFAS 143 will have on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective on January 1, 2002, however, earlier application is encouraged. The Company has not evaluated the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


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

     Effective January 1, 2001 the Company adopted SFAS No. 133. The transition adjustment of $600,000 was reclassified from the policy liabilities for loss and loss adjustment expenses account to a liability for derivative instruments account on the condensed consolidated balance sheet at January 1, 2001. The increase in the derivative liability account in the amount of $1,173,914 is included in losses and loss adjustment expenses in the condensed consolidated statement of operations for the nine-month period ended September 30, 2001.

     Estimates and assumption were used in determining the valuation of derivative instruments. Such estimates and assumptions could change in the future as more information becomes known which would affect the amounts reported and disclosed herein.

13.  Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS's underwriting operations reported income net of income taxes of $5,143 for the nine months ended September 30, 2001 and $511,624 for the year ended December 31, 2000. Statutory surplus (shareholders' equity) of these operations was $6,273,570 as of September 30, 2001.

                          CUMBERLAND TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


14.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income for the nine months ended September 30, 2001 and September 30, 2000, respectively.

                                                    Consolidated Statements
                                                    of Comprehensive Income
                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                        2001            2000
                                                 -------------------------------
     Net income ...............................      $    47,296    $ 1,001,733
     Other comprehensive income:
       Unrealized appreciation (depreciation)
         of available-for-sale securities
         arising during period ................          326,096       (144,296)
       Reclassification adjustment for
         losses included in net income ........           31,354          7,000
                                                     -----------    -----------
     Comprehensive income .....................      $   404,746    $   864,437
                                                     ===========    ===========

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $16,300,000 at December 31, 2001. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,200,000 in the year 2001 subject to risk-based capital limitations.

     At September 30, 2001, $26,493,005 of the Company's total assets, calculated based on accounting principles generally accepted in the United States of America, were comprised as follows: 47 percent in cash and investments (including accrued investment income), 36 percent in receivables and reinsurance recoverables, 12 percent in intangibles and deferred policy acquisition costs and 5 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investments while maintaining sufficient liquidity to meet its obligations.

     Net cash provided by operating activities was $2,299,168 and $1,606,108 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by operating activities is primarily attributed to a decrease in reinsurance recoverable and an increase in derivative liability, which are offset by an increase in accounts receivable and a decrease in policy liabilities and accruals.

     Net cash used in investing activities was $1,296,733 and $1,436,766 for the nine months ended September 30, 2001, and 2000, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     As of September 30, 2001, the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           -----------------------------------------------------------


     During the nine months ended September 30, 2001, net premium income totaled $9,862,798 representing a net increase of 15 percent from that of the same period in 2000 ($8,562,987). The increase is attributed to the underwriting of small and medium size surety bonds and specialty insurance services. During the nine months of 2001 as compared to the same period in 2000, direct premiums earned increased $1,499,148 or 16%; assumed premiums increased $838,249 or 46% and ceded premiums increased $1,037,586 or 43%. Ceded premiums increase as the volume of direct and assumed premiums increased based on their relationship under the Company's reinsurance treaties.

     Net investment income for the first nine months of 2001 remained consistent when compared to the same period of 2000. The realized loss of $10,012 in 2001 is attributed to the write-off of an equity security and is offset by realized gains on the disposal of fixed maturities. Other income decreased by $78,834 during the nine months of 2001 when compared to the same period of 2000. The decrease is attributable to the subsidiary agency decline in commission income of $145,701 and is offset by the Company's claims consulting subsidiary income increase of $66,867.

     During the nine months ended September 30, 2001, loss and loss adjustment expenses were $3,485,909 as compared to $2,391,073, for the same period of 2000. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase in reserves is attributable to two components. One is additional reserves of $477,157 required under FASB 133, Accounting for Derivative Instruments and Hedging Activities implemented on January 1, 2001. The additional reserves are calculated, primarily, based on the market value of investments attached to the Registered Investment Advisor's Policy and are subject to market fluctuations. The second reserve component consists of an increase of $617,679 and is consistent with the increase in net premium income at September 30, 2001 and 2000. The loss ratio to net premiums earned, excluding the additional derivative reserves, was 30% and 28%, respectively.

     During the nine months ended September 30, 2001, amortization of deferred policy acquisition costs was $3,130,794 as compared to $2,719,007 for the same period in 2000. The increase in amortization of deferred policy acquisition costs is attributed to the increase in direct and assumed premiums earned. The expense represents 24% of direct and assumed premiums at September 30, 2001 and September 30, 2000.

     Operating expenses increased by $993,237 or 25% for the nine months ended September 30, 2001 when compared to the same period in 2000. The increase is primarily attributed to increases in salary expenses and legal fees associated with the Company's growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the nine months ended September 30, 2001 and September 30, 2000 were calculated using effective rates of approximately 34%.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
          ------------------------------------------------------------


     During the three months ended September 30, 2001, net premium income totaled $3,603,164 representing a net increase of 18 percent from that of the same period in 2000 ($3,054,622). During the three months ending September 30, 2001 as compared to the same period during 2000, direct premiums earned increased $358,198 or 11%; assumed premiums increased $520,530 or 84% and ceded premiums increased $330,186 or 38%. Ceded premiums increase as the volume of direct and assumed premiums increase based on their relationship under the Company's reinsurance treaties.

     Net  investment  income for the three  months  ending  September  30,  2001 remained consistent when compared to the same period of 2000. Other income decreased by $104,588 or 20% during the three months ended September 30, 2001 when compared to the same period of 2000. The decrease is attributed to subsidiary agency commission of $76,590 and the Company's claims consulting group of $27,998.

     During the three months ended September 30, 2001, loss and loss adjustment expenses were $1,654,168 as compared to $984,854, for the same period of 2000. Incurred loss and loss adjustment expenses represent the net reserve increase after deduction of paid claims and fluctuates based on premiums written and earned as well as claims incurred and paid. The increase of $669,314 or 68% is attributed to increasing certain factors in calculating reserves.

     During the three months ended September 30, 2001, amortization of deferred policy acquisition costs was $1,235,126 as compared to $1,029,749 for the same period in 2000. The amortization of deferred policy acquisition costs increase is based on factoring in the associated costs and is attributed to the increase in premiums written and earned. The expense remained consistent at 26% of the direct and assumed premiums earned for the periods ending September 30, 2001 and 2000.

     Operating expenses increased by $252,304 or 19% for the three months ended September 30, 2001 when compared to the same period in 2000. The increase is attributed to increases in salary expenses, legal fees and other office expenditures associated with the Company's growth.

     Interest expense is attributed to the interest on notes payable to affiliates.

     Income taxes in the three months ended September 30, 2001 and 2000 was calculated using an effective rate of 34%. Net income tax expense reflects a negative tax effect due to prior year tax refunds.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------                       ABOUT MARKET RISK
                              -----------------

Investments
-----------

     The Company had approximately $10.8 million of investments as of September 30, 2001. These investments largely consist of state government obligations and have either variable rates of interest or stated interest rates ranging from 4.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. These risks are mitigated by the Company's general policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

Notes Payable
-------------

     The Company has notes payable of approximately $2 million at an average interest rate of 8.5%. The terms of the note agreements are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may not be available to the Company at a lower rate of interest.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company has one insurance product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative is speculative in nature and was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. As of September 30, 2001, the amount recorded as a liability for the value of this derivative was $1,773,914.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.        Legal proceedings
               -----------------

               The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

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


                                    CUMBERLAND TECHNOLOGIES, INC.


Date:    November 14, 2001          By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)

Date:    November 14, 2001          By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principle Accounting and Financial Officer)