Form 10-K
period 2001-12-31
CUMBERLAND TECHNOLOGIES INC
filed 2002-04-01
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[Mark One]

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

   Florida                                              59-3094503
   -----------------------------------------------      ------------------------
   (State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                         Identification No.)

   4311 West Waters Avenue, Suite 501
   Tampa, Florida                                       33614
   -----------------------------------------------      ------------------------
   (Address of principal executive offices)             (Zip Code)

                                 (813) 885-2112
             -------------------------------------------------------
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

                                  Common Stock
                                -----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

                                    $992,266
                       -----------------------------------

Aggregate market value of voting stock (Common Stock) held by nonaffiliates of the Registrant as of March 7, 2002

                   5,597,244 shares of Common Stock $.001 par value
               ---------------------------------------------------
        Number of shares of Common Stock outstanding as of March 7, 2002

                    Documents incorporated by reference: NONE

                                     PART I
                                     ------

          Item 1.        Business
          ------         --------

          General
          -------

     Cumberland Technologies, Inc. ("CTI" or "the Company"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). Cumberland Technologies, Inc., ("the Company") is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ("CCS"), Surety Specialists, Inc. ("SSI"), The Surety Group, Inc. ("SG"), Associates Acquisition Corp. d/b/a Surety Associates ("SA") and Qualex Consulting Group, Inc. ("Qualex") in the delivery of specialty surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of speciality and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Because the need to advance technologically in the delivery of insurance products, the Company developed a software product called Bond-Pro(R). This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company's business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro(R).

     CCS is a property and casualty insurance company that was incorporated in Texas on May 4, 1988 and redomesticated in Florida, on September 2, 1994. CCS is licensed in twenty-seven states, the District of Columbia, and Guam. It holds a certificate of authority from the United States Department of the Treasury, which qualifies CCS as an acceptable surety on Federal bonds. CCS is rated "B+" (Very Good) by A.M. Best.

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

     SSI, a Florida corporation, formed in August 1988, SG, a Georgia corporation, and SA, a South Carolina corporation purchased by the Company in February and July 1995, respectively, are specialized surety agencies which operate as independent agencies. Each secures surety risks for small to medium size contractors as an agent and for other agents as a broker. SG and SA are also general lines insurance agencies. When acting as an agent, SSI, SG and SA receive a commission from the various insurance companies it represents, one of which is CCS. Agency commissions are based upon a percentage of premiums paid by the consumer. The commissions paid by CCS to SSI, SG and SA range from 35 to 40 percent.

     In addition, SSI generates additional revenues through joint partnering agreements to pursue small to medium size contract and commercial surety business on a countrywide basis. The agreements allow SSI to solicit surety business in states in which CCS is not licensed thereby significantly increasing the Company's ability to geographically spread risk. CCS participates in both agreements underwriting risk through a retrocession treaty.

     Qualex, a Florida corporation, formed in November 1994, provides claim and contracting consulting services to the surety and construction industries. CCS purchases claim consulting services from Qualex on a contract basis.

     The percentages of gross revenue generated by the Company's subsidiaries for the year ended December 31, 2001 are as follows:

           Subsidiary                                Revenue Percentage
           ----------                                ------------------
           CCS.................................            89%
           Qualex..............................             8%
           SA..................................             1%
           SG..................................             2%
                                                     -------------
                                                          100%

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

     Commercial surety bonds, which includes all non-contract surety bonds, numerous types of license and permit, miscellaneous and judicial bonds. The scope of each bond varies according to the law, locality, the nature of the guarantee, and the parties who have a right of action under the bond. The typical bond penalty ranges from $5,000 to $50,000 and is usually written on a volume basis.

     Insurance Products
     ------------------

     The Company's other liability insurance products include Registered Investment Advisors professional liability insurance and Notary Public Errors and Omission liability insurance. Both coverages are occurrence liability coverages, that insure against specific liability risks. Under the Registered Investment Advisors professional liability coverage, each endorsed account is limited to a maximum liability coverage of $500,000. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001. The Notary Public Errors and Omissions liability coverage is written with liability limits of $7,500 to $30,000 per policy.

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

     Technology Product
     ------------------

     On October 1, 1996, CTI launched the development of a surety bond issuance system "Bond-Pro(R)." The Company received its federal copyright registration #TX4-542-729 effective March 29, 1997. The Company sees the implementation of the system as an integral part of its unique service affording it the ability to capture a larger share of the marketplace. This program encompasses the required functions an agency needs to run a full scale bond desk when implemented inside the agency structure. The software is designed to reduce the labor required to provide improved service. CCS offers its Bond-Pro(R) program to small and medium size agencies in order to produce premiums. The efficiencies gained in using the Bond-Pro(R) system enhances CCS's ability to increase premiums and to develop relationships which may not otherwise be possible due to competition for this class of business. While a small percentage of the industry offers issue and reporting systems for bonds, no other provider offers a fully integrated, multi-carrier production and processing system including management reporting.

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

     The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter and committee underwriting of larger risks. The Company may require collateral on contract bonds and occasionally, on other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts and publicly traded securities. Both corporate and personal indemnification may be required in order to mitigate liability risk. The Company also targets various products in the commercial surety market which are characterized by relatively low risk exposure in small penal amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, will vary depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low exposure risk such as notary bonds.

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

     For contract and commercial surety business, CCS entered into an excess of loss reinsurance agreement with Transatlantic Reinsurance Company (Transatlantic Treaty), which is rated A+ (Superior) by A.M. Best. Excess of loss reinsurance is a form of reinsurance, which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company cedes to Transatlantic Reinsurance Company on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $235,000 per principal prior to June 30, 2001 and a maximum exposure of $300,000 per principal effective July 1, 2001. Under the Transatlantic Treaty, the reinsurer automatically assumes the risk of losses on all contract surety bonds written and classified as surety in CCS's statutory annual statement and all miscellaneous surety bonds with penal sums over $100,000 written and classified as surety in CCS's statutory annual statement.

     For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, through the purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all Registered Investment Advisor policies.

     On a limited basis, CCS also assumes and cedes reinsurance through facultative and treaty agreements from other sureties. Management believes the loss of one of these customers or resources would not have a material impact on the operations of the Company. From October 1991 through May 1, 1997, CCS participated in a pooling agreement with various sureties, which specialized in writing contract surety. Effective to April 1, 1993, CCS assumed 25% of the business underwritten by the pooling agreement; 12.5% effective April 1, 1995 and 10% effective April 1, 1996. Effective April 1997, CCS elected not to participate in future business under the pooling agreement.

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

     During 2001, there were no material changes in the mix of business or types of risk assumed. However, the Company was effective in spreading the geographic mix of the business.

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

     Marketing
     ---------

     CCS principally markets its products in twenty-seven states, the District of Columbia and Guam in which it is licensed and indirectly in all other states through its joint partnering agreements with The St. Paul and Peerless Insurance Company. Its products are marketed primarily through SSI, SG, SA and independent agents and producers, including multi-line agents and brokers that specialize as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CCS uses specialized general agencies to market its other liability insurance products.

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

     CCS is domiciled in Florida and licensed in 27 states, the District of Columbia and Guam. SSI, SG and SA are licensed in Florida, Georgia and South Carolina respectfully. CCS is also regulated by the United States Department of the Treasury as an acceptable surety for Federal bonds.

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

     The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") model law for property and casualty companies. The RBC model law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory interventions when an insurer falls below minimum capital levels. The model laws specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial conditions deteriorates. These RBC levels are based on the percentage of an insurers surplus to its calculated RBC. The company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is to be used in premium rate making or approval. The Company calculated its RBC requirements as of December 31, 2001 and met the standards under the NAIC guidelines.

     Controlling Shareholders
     ------------------------

     Francis Williams, and KC (collectively "Majority Shareholder") owns 79.6% of the outstanding ordinary shares of the Company and collectively control the policies and affairs of the Company. Circumstances may arise in which the interest of the Majority Shareholder of the Company could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholder may have an interest in pursuing acquisitions, divestitures or other transaction that in their judgement, could enhance their equity investment, even though such transactions might involve risk to the other holders of the common stock.

     Employees
     ---------

     On December 31, 2001, the Company had 47 employees. All are employed on a full-time basis. None of the Company's employees are union members or subject to collective bargaining agreements.

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

     Item 2.   Properties
     ------    ----------

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $12,876, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009.

     Management  considers  the  rented  and  leased  office  facilities  of its
subsidiaries   adequate  for  the  current  and  anticipated   future  level  of
operations.

     Item 3.   Legal Proceedings
     ------    -----------------

     CCS has been named in a class action lawsuit. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding
CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. CCS denies the plaintiff's allegations, however, it cannot predict the outcome or the impact this action could have on CCS. CCS is vigorously defending this lawsuit and intends to move for summary judgment.

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

----------------------------    --------------      --------   -----------------
                                   Position
Name                            Presently Held      Entity     Period of Service
----------------------------    --------------      --------   -----------------

Joseph  M.Williams..........    President           CTI        06/1992 to date

Edward J. Edenfield, IV.....    President           CCS        05/1996 to date
                                President           SSI        06/1997 to date
                                President           SG         01/1998 to date
                                President           SA         01/1998 to date

Carol S. Black..............    Secretary           CTI        06/1995 to date
                                Secretary/Treasurer CCS        06/1995 to date
                                Secretary           SSI        08/1995 to date
                                Secretary/Treasurer Qualex     08/1995 to date
                                Secretary           SG         08/1995 to date
                                Secretary           SA         08/1995 to date

Edward A. Mackowiak.........    President           Qualex     11/1994 to date

Sam H. Newberry.............    Vice President      SG         01/1998 to date

                                     PART II
                                     -------

Item 5.  Market for the Company's Common Equity and Related Stockholders Matters
------   -----------------------------------------------------------------------

     The Company's common stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, the Company was approved and included in the trading on the Nasdaq SmallCap Market. High and Low bid prices were set forth in Quotation Market Sheets published by Nasdaq. The high and low bid prices for 2001 and 2000 were as follows:

                                               Bid Information
                                               ---------------
                                       2001                   2000
                              --------------------------------------------------
                                   High      Low         High        Low
                              --------------------------------------------------
First Quarter..............   $  1 29/32  $  1 3/8    $  1 3/4    $  1 1/2
Second Quarter ............       1 1/10    1 1/10       1 7/8     1 23/32
Third Quarter .............        49/50      9/10     1 13/16       1 3/4
Fourth Quarter ............        19/20     19/20       2 1/2       2 1/2

     As of March 15, 2002, there were 815 stockholders of record of the common stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     The Company recently received a letter from The Nasdaq Stock Market, Inc. to the effect that its shares failed to meet the Nasdaq SmallCap Market's minimum price requirement of $1.00 per share for 30 consecutive trading days. The Company's share are subject to delisting unless prior to August 13, 2002, the shares close at $1.00 or more for a minimum of 10 consecutive trading days. Nasdaq could require a longer period of compliance to avoid delisting. If the qualification requirements have not been met by the specified times, the shares will likely be delisted, in which case the Company's shares may be eligible to be traded on the Nasdaq Over-the Counter Bulletin Board, if a broker-dealer makes a market in them and requests that they be included, and subject to other conditions.

     Dividends
     ---------

     The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and other financial needs. The Company did not declare or pay dividends in 2001 and does not anticipate paying any dividends on the Company's Common Stock in the near future.

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

Item 6.   Selected Financial Data
------    -----------------------

     The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the accompanying consolidated financial statements and the related notes, Management's Discussion and Analysis and other financial information included in this Form 10-K.

                                                                                       Year Ended December 31,
                                                             -------------- -------------- --------------- -------------- ----------
                                                                  2001            2000           1999           1998           1997
                                                             -------------- -------------- --------------- -------------- ----------
                                                                                (In Thousands - except per share data)

Statement of Operations Data:
----------------------------
    Net premium income ................................       $ 13,641        $ 12,128       $  9,618       $  7,534        $  5,684
    Net investment income .............................            605             576            333            377             408
    Net realized capital gains (losses) ...............            306              38            129           (437)            202
    Commission and other income .......................          1,909           1,683          1,375          1,537           1,476
        Total revenue .................................         16,461          14,425         11,455          9,011           7,770

    Benefits and expenses .............................         16,034          12,416         10,056          9,214           7,474
    Impairment of long-lived assets ...................            437            --             --             --              --
    Interest expense ..................................            166             203            214            118             125
    Income (loss) from continuing
       operations before extraordinary item ...........           (176)          1,806          1,185           (321)            171
    Income tax (benefit) expense.......................            (76)            764             37           --              --
    Extraordinary gain on restructuring of
        note, net of tax ..............................            158            --             --             --              --
    Net income(loss)...................................             58           1,042          1,148           (321)            171
Income (loss) per common share - diluted...............       $   0.01        $   0.19       $   0.21       $  (0.06)       $   0.03




                                                                                       Year Ended December 31,
                                                             ---------      ---------       ------------   ------------    ---------
                                                                 2001           2000            1999          1998              1997
                                                             ---------      ---------       ------------   ------------    ---------
                                                                                           (In thousands)

Assets Balance Sheet Data:
-------------------------
    Investments .......................................      $ 10,815        $ 9,955         $ 8,394       $ 3,987          $  6,469
    Cash and cash equivalents .........................         2,654            694           2,000         4,202             1,804
    Accrued investment income .........................           154            185              66            55              --
    Accounts receivable ...............................         4,687          4,258           3,301         3,105             1,966
    Reinsurance recoverable ...........................         3,844          4,910           2,898         2,306             2,017
    Deferred policy acquisition costs .................         1,904          1,955           1,601         1,247               813
    Intangibles .......................................           534          1,115           1,267         1,456             1,681
    Other investment ..................................           641            583             559           553               244
    Deferred tax asset ................................           499            175             305          --                --
    Income tax recoverable ............................            -             168             --           --                --
    Other assets ......................................           372            311             315           354               327
    Total assets ......................................     $  26,104        $24,309         $20,706       $17,265         $  15,321

Policy Liabilities and Accruals:
-------------------------------
    Unearned premiums .................................     $   5,583        $ 5,775         $ 4,844       $ 3,750         $   2,629
    Losses and LAE ....................................         4,113          5,186           4,577         3,220             2,550
    Derivative instruments ............................         1,979          --                --           --                --
    Ceded reinsurance and accounts payable ............         5,143          3,359           2,277         2,615             2,714
    Income tax payable ................................           113          --                 35          --                --
    Term note to affiliate ............................           604          1,000           1,000         1,000              --
    Non affiliate debt ................................           652          1,103           1,281         1,331             1,419
    Total liabilities .................................        18,187         16,423          14,014        11,916             9,312
    Total stockholders' equity ........................     $   7,917        $ 7,886         $ 6,692       $ 5,349         $   6,009


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    -------------------------

Critical Accounting Policies
----------------------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial condition and operating results:

     The Company records valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. While the Company considers taxable income in assessing the need for a valuation allowance, in the event the Company determines it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event the Company determines it would not be able to realize all or part of its deferred tax assets in the future, an adjustment would be made and charged against income in the period of such determination.

     The Company reviews long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, the Company would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected therein; and therefore, might require the Company to record an impairment charge in the future.

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At December 31, 2001 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

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


                                                                                                     Percentage Increase (Decrease)
                                                                                                        Year Ended December 31,
                                                            Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                          2001            2000           1999          2001             2000
                                             ---------------------------------------------------------------------------------------
                                                                                  (In thousands)

Net premium income ............................       $ 13,641        $ 12,128       $  9,618          12.5%            26.1%
Net investment income .........................            604             576            333           4.9%            73.0%
Net realized investment gains .................            306              38            129         705.3%          (70.5)%
Other income ..................................          1,909           1,682          1,375          13.5%            22.3%
Losses and loss adjustment
    expenses ..................................          4,045           3,360          2,395          20.4%            40.3%
Derivative expense ............................          1,061            --             --           100.0%             --
Amortization of deferred
    acquisition costs .........................          4,363           3,767          2,895          15.8%            30.1%
Operating expenses and interest ...............          6,730           5,491          4,980          22.6%            10.3%
Impairment of long-lived assets ...............            437            --             --           100.0%             --
Income (loss) from continuing
    operations ................................           (176)          1,806          1,185       (109.8)%            52.4%
Income tax (benefit) expense ..................            (76)            764             37       (109.9)%         1,964.9%
Income (loss) before extraordinary
    item ......................................           (100)          1,042          1,148       (109.6)%           (9.2)%
Extraordinary gain on restructuring of note,
    net of tax ................................            158            --             --           100.0%             --
Net income.....................................       $     58        $  1,042       $  1,148        (94.4)%           (9.2)%



      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
      --------------------------------------------------------------------

     During the period ended December 31, 2001 and 2000, earned direct and assumed premium was $18,253,687 and $15,236,814, respectively. Overall earned premiums, net of ceded premiums increased 12.5% or $1,513,363. The increase in earned premiums is a result of CCS's continued growth in the surety bond market. The following table represents the written and earned premium for CCS and the percentage of change for the years ended December 31, 2001 and 2000, respectively.

                      Written Premiums (000's)          Earned Premiums (000's)
                 ---------------------------------------------------------------
                     2001       2000    % Change       2001        2000  %Change
                 ---------------------------------------------------------------
Direct ........  $ 13,867   $ 13,775         .7%    $14,465   $  12,756    13.4%
Assumed .......     4,194      2,393       75.3%      3,788       2,481    52.7%
Ceded .........    (4,654)    (3,510)      32.6%     (4,612)     (3,109)   48.3%
                 --------   --------                -------      ------
    Total .....  $ 13,407   $ 12,658        5.9%    $13,641   $  12,128    12.5%
                 ========   ========                =======   =========

     During the years ended December 31, 2001 and 2000, net investment income earned was $604,463 and $576,406, respectively. The return on average invested assets was 6.01% for the year 2001 as compared to 6.28% for the year 2000. The slight decrease in the return is attributed to the decrease in overall interest rates. Net realized gains for the years ended December 31, 2001 and 2000 were $305,461 and $38,381, respectively. Net realized gains during 2001 are a result of gains on bond disposals of $329,360 which is offset by losses of $23,899 on stock disposals. Realized gains in year 2000 are attributed to stock disposals.

     Other revenue consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claim-consulting group. For the year ended December 31, 2001, other revenues increased by $227,283 or 13.5%, which is primarily attributable to increased business by the Company's claim consulting subsidiary.

     Loss and loss adjustment expenses including derivative expense was $5,106,377 and $3,360,358 for the years ended December 31, 2001 and 2000, respectively. The increase of $1,746,019 or 52% is attributed to an increase in derivative expense and assumed claims expense when compared to the same period in the prior year. The increase on assumed claims is attributable to claims associated with the joint partnering agreement with SSI where CCS assumes a portion of the risk underwritten. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. CCS identified one product that met the definition of a derivative instrument under SFAS No. 133, and recorded an additional $1,060,799 in derivative expense during 2001. Derivative expenses represent additional charges recorded by CCS that are necessary to account for the derivative instrument at fair value. The fair value of the derivative instrument is calculated using a financial model, inclusive of certain assumptions and market data.

     The following table reflects the 2001 activity for CCS as it pertains to earned premiums and incurred claims and derivative expense:

                                           -------------------------------------
                                                          Loss LAE and
                                           Earned          Derivative
                                           Premiums          Expense       Ratio
                                           -------------------------------------
Direct surety premiums, net ..........     $ 8,709,977     $ 2,874,915     33.0%
Assumed surety premiums, net .........       3,788,443       1,170,663     30.9%
Other liability premiums, net ........       1,142,896       1,060,799     92.8%
                                           -----------     -----------
     Total ...........................     $13,641,316     $ 5,106,377
                                           ===========     ===========

     During the year ended December 31, 2001 the net amortization of deferred policy acquisition costs were to $4,362,721 as compared to $3,767,107 for the year ended December 31, 2000. The acquisition costs represent 23.9% and 24.7% of the direct and assumed earned premiums for the years ended December 31, 2001 and 2000, respectively.

     During the year ended December 31, 2001, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $6,563,919 from $5,288,520 in 2000. The increase of $1,275,399 or 24.1% is a result of increased salary and related expenses, actuarial and consulting fees associated with the derivative valuation, legal fees, travel and related expenses and other miscellaneous expenses. The Company began direct marketing in the surety bond market in 1997. Through 2001, the Company has produced approximately $67 million in gross written premiums and $52 million in premiums net of reinsurance. The increase in expenses is associated with the Company's continued expansion and administration costs.

     In accordance with Statement of Financial Accounting Standard 121 ("SFAS 121"), goodwill and other long-lived assets that were capitalized in conjunction with the purchase of Associates Acquisition Corp., d/b/a Surety Associates, were deemed impaired as of December 31, 2001, and an asset impairment charge of $437,418 was recorded.

     Interest expense on non-affiliated debt is interest paid to the former owners of The Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995. Interest on affiliated debt represents interest on a note payable to TransCor, a division of KC.

     The Company incurred income tax (benefit) expense during 2001 and 2000 of $(75,932) and $764,390, respectively. The Company's effective tax rate for the 2001 is 26.7% and 42% for 2000.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
      ---------------------------------------------------------------------

     Written direct and assumed premiums reached a record $16,168,734 during 2000. Overall written premiums, net of ceded premiums, increased by $2,160,885 or 20.6% when compared to the same period in 1999. Earned premiums increased by $2,510,161 or 26.1% to $12,127,953 for 2000 compared to $9,617,792 for 1999. The increase in earned premiums resulted from CCS's continued growth in the direct surety bond market.

     During 2000, premiums written by CCS increased as a result of the continued marketing direction of the Company, which is to penetrate the direct market while decreasing the volume of reinsurance premiums assumed through pooling agreements. CCS's reinsurance assumed premium is a result of quota share agreements whereby CCS assumes a portion of the premiums written by agencies contracted to produce business using The Company's Bond-Pro(R) issuance program. The increase in ceded premiums is correlated to the direct premium written and the association to excess of loss treaties on these premiums. The following table reflects the written premium activity, net of reinsurance ceded, for 2000 and 1999.

                                                       Written Premiums
                                       -----------------------------------------
                                               2000             1999    % Change
                                       -----------------------------------------
Direct ............................    $ 13,775,266     $ 10,816,114       27.4%
Assumed ...........................       2,393,468        2,421,346      (1.2)%
Ceded .............................      (3,510,537)      (2,740,148)      28.1%
                                       ------------     ------------      ------
    Total .........................    $ 12,658,197     $ 10,497,312       20.6%
                                       ============     ============      ======

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

     Other income consists primarily of commissions earned by subsidiary agencies and fee revenue earned by a subsidiary claims consulting group. For the year ended December 31, 2000, other revenues increased by $307,249 or 22.3%, which is attributable to increased business by the Company's claim consulting subsidiary.

     Losses and loss adjustment expenses increased to $3,360,258 from $2,394,532 for the year ended December 31, 2000 and 1999, respectively. The increase of $965,726 or 40.3% is attributed to claims arising from increased direct writings. Losses as a percentage of earned premiums were 27.7% and 24.9% for the years ended December 31, 2000 and 1999, respectively. Direct incurred losses increased $1,498,196 or 89.0% while losses under the assumed agreements decreased $475,117 or 72.7% when comparing current year to prior year. The following tables reflects the 2000 activity as it pertains to earned premiums and incurred claims:

                                   ---------------------------------------------
                                     Earned            Loss and LAE
                                    Premiums           Expense Incurred    Ratio
                                   ---------------------------------------------
Direct, net ..............         $ 9,647,241         $ 3,182,274         33.0%
Assumed, net .............           2,480,712             178,084          7.2%
                                   -----------         -----------         ----
Total ....................         $12,127,953         $ 3,360,358         27.7%
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

     Interest expense on non-affiliated debt is interest paid to the former owners of The Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995.

     The Company incurred income tax expenses during 2000 of $764,390 as compared to $36,686 during 1999. The income tax expense for the year ended December 31, 1999 includes the reversal of a valuation allowance of $466,799.

Liquidity and Capital Resources
-------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $19,509,655 at December 31, 2001. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,400,000.

     At December 31, 2001, the Company's $26,104,019 of total assets were distributed primarily as follows: 52.2 percent in cash and investments
(including accrued investment income), 32.7 percent in receivables and reinsurance recoverables, 9.3 percent in intangibles and deferred policy acquisition costs, 1.9 percent in deferred income tax asset and 3.9 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash provided by operating activities was $2,811,695, $214,494 and $1,965,077 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001 and 2000, the cash provided by operating activities was primarily attributed to an increase in policy liabilities and accruals. In 1999, the cash provided by operating activities was primarily attributable to increases in net income and accrued policy liabilities on claims and reinsurance.

     Net cash used in investing activities was $(630,772), $(1,316,601) and $(4,133,973) for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities consist primarily of purchases and sales of investments.

     Net cash used in financing activities was $(220,570), $(204,262) and $(33,308) for the years ended December 31, 2001, 2000 and 1999, respectively. Financing activities consist primarily of repayments on borrowings and advances to (from) affiliates during 2001, 2000 and 1999.

     The following summarizes the Company's contractual cash obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.



                                                                              Payments Due by Period (in thousands)
                                                                  ------------------------------------------------------------------
                                                                             Less than 1         1-3             4-5         After5
                                                                   Total         Year           Years           Years         Years
                                                                  ------------------------------------------------------------------
Contractual cash obligations:
----------------------------
Operating leases ........................................         $1,473         $  224         $  439         $  393         $  417
                                                                  ------         ------         ------         ------         ------
Total contractual cash obligations ......................         $1,473         $  224         $  439         $  393         $  417
                                                                  ======         ======         ======         ======         ======

     At December 31, 2001 and 2000, the Company did not have any other commercial commitments, such as guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Losses and Loss Adjustment Expenses
-----------------------------------

     The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of CCS. The liabilities for losses and LAE's are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE's incurred through the end of the period. These estimates are subject to the effect of trends in future claim severity and frequency. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary; such adjustments, if any, are included in current operations.

Reconciliation of Liability for Losses and Loss Adjustment Expenses
-------------------------------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 2001, 2000 and 1999 to the gross amounts reported in the Company's balance sheets:



                                                                                                      December 31,
                                                                                       ---------------------------------------------
                                                                                             2001           2000           1999
                                                                                       ---------------------------------------------
Liability for losses and LAE, net of  reinsurance
    recoverable on unpaid losses, at beginning
    of year .......................................................................    $2,416,657    $ 2,808,727    $ 1,680,580
                                                                                       ----------    -----------    -----------
Incurred losses and LAE's claims, net of reinsurance, occurring during:
   Current year ...................................................................     4,982,148      4,363,435      2,810,532
   Prior year .....................................................................      (936,570)    (1,003,077)      (416,000)
                                                                                      -----------    -----------      ---------
Total incurred losses, net of reinsurance .........................................     4,045,578      3,360,358      2,394,532
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year ...................................................................     1,331,813      2,450,587        135,635
   Prior years ....................................................................     1,017,190        383,749      1,130,750
                                                                                      -----------    -----------      ---------
Total payments ....................................................................     2,349,003      2,834,336      1,266,385
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at end of year ...................................     4,113,232      3,334,749      2,808,727
Liability for derivative instrument at end of
   the year .......................................................................          --         (918,092)          --
Subrogation recoverables...........................................................          --        1,850,877      1,767,812
                                                                                      -----------    -----------      ---------
Liability for losses and LAE, gross of reinsurance
   recoverables on unpaid losses, at end of year ..................................   $ 4,113,232    $ 4,267,534    $ 4,576,539
                                                                                      ===========    ===========    ===========


     The Company experienced $936,570, $1,003,077 and $416,000 in redundancies for losses and loss adjustment expenses in 2001, 2000 and 1999 respectively. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years. KC and SSI entered into an agreement with an independent contractor, AEC on August 16, 1989 on a construction contract with the United States Navy ("Navy"). At the time the bonds were issued by CCS as surety, KC entered into an indemnification agreement, whereby KC indemnified CCS from any and all losses, costs and expenses incurred related to the bonds. In 1991, the Navy defaulted and terminated AEC on the contract. The contract was subsequently litigated and CCS was unsuccessful in its litigation activities with the Navy. As a result, KC reimbursed CCS $1,500,000 of the total subrogation recoverable of $1,851,000 in November 2001 on the contract. CCS wrote off the remaining $351,000 reinsurance recoverable as a charge to loss and loss adjustment expense and incurred an additional $240,000 in legal fees during 2001.

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

     The differences between the December 31, 2001 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statement filed with the state insurance departments in accordance with statutory accounting practices ("SAP") are as follows:

Liability for losses and LAE on a SAP basis
 (which is net of  reinsurance  recoverables on
 unpaid losses and LAE) ............................             $    5,091,080
Subrogation recoverable .............................                 1,001,043
Derivative instrument ...............................                (1,978,891)
                                                                 ---------------
Liability for losses and LAE, as reported
  in the accompanying GAAP basis consolidated
  financial statements ..............................            $    4,113,232
                                                                 ===============

Analysis of Loss and Loss Adjustment Expense Development
--------------------------------------------------------

     The following table represents the development of the statutory liability for unpaid losses and LAE, net of reinsurance, for 1994 through 2001 (in thousands).


                                               1994       1995       1996       1997       1998         1999          2000      2001
                                            ---------  ---------  ---------  ---------  ---------  ---------   -----------   -------
Liability for losses and loss
  adjustment expenses, net
  of reinsurance ........................   $ 1,625    $ 1,053    $   595    $ 1,393    $ 1,680   $    2,809   $     3,335   $ 5,091
Liability re-estimated as of:
  One year later ........................     1,384      1,716        644      1,710      1,264        1,806         3,142      --
  Two years later .......................     1,420      1,815      1,013      1,711        655        1,188          --        --
  Three years later .....................     1,631      2,049      1,121      1,237        996         --            --        --
  Four years later ......................     1,726      2,036        818      1,686       --           --            --        --
  Five years later ......................     1,625      1,721      1,159       --         --           --            --        --
  Six years later .......................     1,328      2,083       --         --         --           --            --        --
  Seven years later .....................     1,640       --         --         --         --           --            --        --
                                            -------    -------    -------    -------    -------   ----------   -----------   -------
Cumulative (deficiency)
  redundancy ............................   $   (15)   $(1,030)   $  (564)   $  (293)   $   684   $    1,621   $       193   $ 5,091
                                            =======    =======    =======    =======    =======   ==========   ===========   =======

                                               1994       1995       1996       1997       1998         1999          2000      2001
                                            -------    -------    -------    -------    -------   ----------   -----------   -------
Cumulative amount of
  liability, net of
  reinsurance recoverables,
  paid through:
      One year later ....................   $ 1,643    $ 1,334    $   563    $ 1,802    $ 2,155   $    2,196   $     2,249   $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Two years later ...................   $ 2,316    $ 2,186    $ 1,631    $ 2,856    $ 1,878   $       90   $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Three years later .................   $ 2,164    $ 2,997    $ 2,466    $ 2,575    $   488   $     --     $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Four years later ..................   $ 2,875    $ 3,506    $ 2,336    $ 1,345    $  --     $     --     $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Five years later ..................   $ 3,230    $ 3,360    $   929    $  --      $  --     $     --     $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Six years later ...................   $ 3,062    $ 1,903    $  --      $  --      $  --     $     --     $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======
      Seven years later .................   $ 1,572    $  --      $  --      $  --      $  --     $     --     $      --     $  --
                                            =======    =======    =======    =======    =======   ==========   ===========   =======

Effect of Inflation
-------------------

     Inflation has not had a material impact upon the Company's operations for the last three years.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

     Interest Rate Sensitivity
     -------------------------

     The following tables present principal maturity cash flows and related weighted average interest rates by expected maturity as of December 31, 2001 and 2000:




                                                                           2001 Expected Maturity Date
                                                                           ---------------------------
                                                                                                                             Fair
                                                                                                      There-                 Value
                                              2002        2003       2004        2005       2006      after       Total    12/31/01
                                        --------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Assets
------
Debt securities available for sale ...  $     502   $   3,424    $  1,140   $   1,757   $   1,071    $  1,445   $   9,339   $ 9,339
    Average interest rate ............        6.4%        5.3%        5.8%        6.7%        5.8%        7.2%        6.2%      6.2%

Debt securities held to maturity .....        --          260         100        --          --          --           360       374
    Average interest rate ............        --          5.5%        5.5        --          --          --           5.5%      5.5%

Mortgage loans .......................         2            2           2           2           2          32          41        41
    Average interest rate ............       7.5%         7.5%        7.5%        7.5%        7.5%        7.5%        7.5%      7.5%

Short-term investments ...............       434          --          --          --          --          --          434       434
    Average interest rate ............       5.3%         --          --          --          --          --          5.3%      5.5%

Liabilities
-----------
Debt including current
    portion ..........................  $    729   $      72   $      72    $     72   $      72    $    239   $   1,256    $ 1,256
    Average interest rate ............       8.1%        6.3%        6.3%        6.3%        6.3%        6.3%        6.6%       6.6%



                                                                           2000 Expected Maturity Date
                                                                           ---------------------------

                                                                                                                             Fair
                                                                                                      There-                 Value
                                                2001      2002       2003       2004       2005       after       Total    12/31/00
                                           -----------------------------------------------------------------------------------------
                                                                                 (In thousands)
Assets
------
Debt securities available for sale .....   $    498    $  504    $  2,410    $  2,051   $   1,152  $    938   $   7,553   $   7,553
    Average interest rate ..............        5.5%      6.4%        5.9%        6.2%        7.3%      7.3%        6.4%        6.4%

Debt securities held to maturity .......        865      --           259         100        --         --        1,224       1,224
    Average interest rate ..............        6.3%     --           5.5         5.5%       --         --          5.8%        5.8%

Mortgage loans .........................        701         1           2           2           2        34         742         742
    Average interest rate ..............         .5%      7.5%        7.5%        7.5%        7.5%      7.5%        6.3%        6.3%

Short-term investments .................        434      --          --          --          --        --           434         434
    Average interest rate ..............        5.5%     --          --          --          --        --           5.5%        5.5%

Liabilities
-----------
Debt including current
    portion ............................   $  1,184    $  189   $      70    $     77    $     84  $    499   $   2,103   $   2,103
    Average interest rate ..............        9.0%      7.7%        8.6%        8.5%        8.4%      8.0%        8.4%        8.4%


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

     Due to the limited nature and duration of claims, generally one to two years, the Company maintains a portfolio with a yield that approximates the money market interest rate scenario.

     Additionally, the Company's exposure to rapid changes in interest rates is partially mitigated because most of the Company's interest-earning assets and interest-bearing liabilities being written are at fixed rates.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. Under the Registered Investment Advisors professional liability coverage, each endorsed account is limited to a maximum liability coverage of $500,000. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS 142 will have on the Company's consolidated financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002, however, earlier application is encouraged. The Company adopted SFAS 144 effective January 1, 2002, and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

Item 8.   Consolidated financial statements and Supplementary Data
------    --------------------------------------------------------

     The consolidated financial statements of the Company required by this Item are listed in Item 14(a)(1) and (2) and are submitted as a separate section of this report.

     The following information presents unaudited quarterly operating results for the Company for 2001 and 2000. The data has been prepared by the Company on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that the Company considers necessary for a fair presentation thereof.


                                                       12/31      9/30       6/30     3/31      12/31     9/30      6/30      3/31
(In thousands, except per share data)                    01        01         01       01         00       00        00        00
-------------------------------------                -------    -------    -------  ---------  -------  --------   -------   -------
Revenue ..........................................   $ 4,632    $ 4,213    $ 3,776   $ 3,840   $ 3,713   $ 3,758   $ 3,494   $ 3,460
Benefit related expenses .........................     2,710      2,889      1,891     1,980     2,018     2,015     1,458     1,636
Operating and other expenses .....................     2,129      1,656      1,854     1,528     1,396     1,439     1,494     1,163
                                                     -------    -------    -------   -------   -------   -------   -------   -------
Total expenses ...................................     4,839      4,545      3,745     3,508     3,414     3,454     2,952     2,799
                                                     -------    -------    -------   -------   -------   -------   -------   -------
(Loss) income from continuing
  operations .....................................      (207)      (332)        31       332       299       304       542       661
Income tax (benefit) expense .....................       (59)      (131)         4       110       259       103       180       222
                                                     -------    -------    -------   -------   -------   -------   -------   -------
(Loss) income before extraordinary
  item ...........................................      (148)      (201)        27       222        40       201       362       439
Extraordinary item net of taxes ..................       158       --         --        --        --        --        --        --
                                                     -------    -------    -------   -------   -------   -------   -------   -------
Net income (loss) ................................   $    10   $  (201)   $    27   $   222   $    40   $   201       362       439
                                                     =======    =======    =======   =======   =======   =======   =======   =======
Weighted average number of shares
  outstanding - basic ............................     5,589      5,597      5,597     5,564     5,529     5,553     5,511     5,448
                                                     =======    =======    =======   =======   =======   =======   =======   =======
Net income (loss) per share - basic ..............   $  0.01   $  (0.04)   $  0.01   $  0.04   $  0.01   $  0.04   $  0.07   $  0.08
                                                     =======    =======    =======   =======   =======   =======   =======   =======
Weighted average number of shares
  outstanding - diluted ..........................     5,612      5,667      5,667     5,564     5,642     5,635     5,593     5,448
                                                     =======    =======    =======   =======   =======   =======   =======   =======
Net income (loss) per share -
  diluted ........................................   $  0.01   $  (0.04)   $  0.01   $  0.04   $  0.01   $  0.04   $  0.06   $  0.08
                                                     =======    =======    =======   =======   =======   =======   =======   =======


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
------    -----------------------------------

     On January 3, 2000, the Company filed a Form 8-K to register its change in certifying accountant.

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

The current directors and executive officers of the Company are as follows:

     Name                          Age        Position
     ----                          ---        --------

     Francis M. Williams           60         Chairman of the Board of Directors
     Joseph M. Williams            45         President and Treasurer
     Andrew J. Cohen               48         Director
     R. Donald Finn                58         Director
     Edward J. Edenfield IV        44         President, CCS

     All Directors of the Company hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board.

     Set forth below is information regarding the directors and executive officers of the Company:

     Francis M. Williams has been Chairman of the Board of the Company since its inception and, until June 1992, was President of the Company. In addition, Mr. Williams has been Chairman of the Board and Director of CCS and SSI from inception and President and Chairman of the Board of KC since its inception in 1979. Prior to November 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and sole owner of K Management Corp. From June 1981 until January 1988, Mr. Williams was the Chairman of the Board of Directors of College Venture Equity Corp., a small business investment company; and since June 1981, he has been Chairman of the Board, Director, and sole stockholder of Kimmins Coffee Service, Inc., an office coffee service company. Mr. Williams has also been a director of the National Association of Demolition Contractors and a member of the executive committee of the Tampa Bay International Trade Council.

     Joseph M. Williams has served as the Treasurer and President of the Company since June 1992. He also served as Vice President and Secretary of the Company from its inception on November 18, 1991 through June 1992. Mr. Williams served as a member of the Board of Directors of the Company from November 18, 1991 through February 24, 1997. In addition, Mr. Williams has been the Secretary and Treasurer of Kimmins Corp. since October 1988 and a member of the Board of Directors of CCS since 1988. He held the position of President of CCS from 1991 through August of 1996. From 1989 through 1990 he held the position of Secretary and Treasurer of CCS and from 1991 through 1994 served as Treasurer of CCS. Mr. Williams has been employed by the Company and Kimmins Corp. in various capacities since 1994. From January 1982 to December 1983, he was managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Company. Joseph M. Williams is the nephew of Francis M. Williams.

     Edward J. Edenfield, IV is the President and Chief Operating Officer of CCS. Mr. Edenfield joined CCS in May of 1996 as Chief Operating Officer, and was promoted to President in September of 1996. He brings over sixteen (16) years of management experience in the insurance industry, specializing in contract and miscellaneous surety bonds. Prior to his involvement with CCS, Mr. Edenfield had various management and senior management positions in the insurance industry. Mr. Edenfield began his career in 1980 with Continental Insurance Company in their New York home office. Within the last five years prior to CCS, Mr. Edenfield has held the position of Assistant Vice President in charge of surety at Meadowbrook Insurance Group from August 1995 to May 1996; Vice President in charge of underwriting at Universal Surety of America from October 1994 to August 1995; Vice President in charge of underwriting at American Bonding Company from January 1992 to September 1994, and Assistant Secretary in charge of treaty and facultative reinsurance from March 1992 to December 1992. Mr. Edenfield completed his bachelor's degree in Business Administration with an emphasis in Economics from Lycoming College. Mr. Edenfield is presently a Board Member of The American Surety Association, and is involved in the National Association of Independent Sureties, as well as being a member of the National Association of Surety Bond Producers. Mr. Edenfield is responsible for administration and finance of the insurance operations at CCS.

     Andrew J. Cohen was elected as a Director to the Company's Board effective February 24, 1997. Currently Co-President and Chief Executive Officer of ABC Capital Corp., an investment management firm based in Tampa, Florida and also acts as Co-Chairman on their Board of Directors. In addition, Mr. Cohen is President of Albany Associates, Inc., a Tampa based management consulting firm. From June of 1972 through 1997, Mr. Cohen was co-President of ABC Fabric of Tampa, Inc. which was the fourth largest private retail fabric company in the United States. Mr. Cohen brings both national marketing and corporate management experiences to the Company.

     R. Donald Finn was elected as a Director to the Company's Board effective September 9, 1999. For more than the last five years, Mr. Finn has been a partner in the law firm of Gibson, McAskill & Crosby, located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

Beneficial Ownership Reporting Compliance
-----------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 2001 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

Item 11.   Executive Compensation and Other Information
-------    --------------------------------------------

Summary Compensation Table
--------------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company's President and CCS's President for each of the three years in the period ended December 31, 2001:



                                                                                                                            All
                                                                                                              Other        Other
         Name and Principal                                                                                   Annual    Compensation
             Position                                           Year        Salary           Bonus         Compensation      (1)
             --------                                           ----        --------         --------      ------------ ------------

Joseph M. Williams ......................................        2001        $125,000        $ 50,000        $ 10,800       $ 10,295
President and Treasurer .................................        2000        $ 95,000        $ 64,000        $  7,650       $  8,641
CTI .....................................................        1999        $ 95,000        $ 60,000        $  6,600       $  8,167

Edward J. Edenfield, IV .................................        2001        $115,000        $ 25,000        $  6,000       $  4,905
President and CEO, CCS ..................................        2000        $115,000        $ 50,500        $  6,000       $  4,641
                                                                 1999        $115,000        $ 35,000        $  6,000       $  4,181


(1) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

Aggregate Option Exercises in 2001 and December 31, 2001 Option Values
----------------------------------------------------------------------

     The following table shows information concerning options held by the officers shown in the Summary Compensation Table at the end of 2001. Mr. Joseph
M. Williams exercised 56,000 and 44,000 options in 2001 and 2000, respectively.




                                                                                       Number of Securities          Value of
                                                                                           Underlying              Unexercised
                                                                                          Unexercised               In-the-Money
                                                                                        Options/SARs at         Options/SARs at Year
                                                                         Value             Year-End                 End ($)(2)
                                                 Shares Acquired       Realized          (#) Exercisable/          Exercisable/
Name                                             on Exercise (#)         ($)(1)           Unexercisable            Unexercisable
----                                             ---------------       ----------        ---------------        --------------------
Joseph M. Williams ...........................            56,000           $82,500           0/0                $           0/0
Edward J. Edenfield, IV ......................              --             $  --             24,000/0           $           22,800/0


(1) Value realized is calculated using the Company's closing stock price on the date of exercise, March 8, 2001, per share, less the exercise price for such shares.

(2) Value is calculated using the Company's closing stock price on December 31, 2001, per share, less the exercise price for such shares.

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

Compensation of Directors
-------------------------

     During the year ended December 31, 2001, the Company paid Francis M. Williams an annual fee of $75,000 as Chairman of the Board. All non-officer Directors received an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

Common Stock Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 2001 by (i) persons known by the Company to own more than 5 percent of the Company's outstanding Common Stock,
(ii) each director and officer of the Company, and (iii) all directors and executive officers of the Company as a group:

                                Amount and Nature of          Percent of Issued
Name and Address              Beneficial Ownership of           and Outstanding
of Beneficial Owner (1) (2)       Common Stock                   Common Stock
--------------------------    -----------------------          -----------------
Francis M. Williams                    3,826,541 (3)                      68.4%
Joseph M. Williams                       360,493 (4)                       6.4%
R. Donald Finn                             7,131 (5)                        .1%
Andrew J. Cohen                           47,590 (6)                        .9%
Edward J. Edenfield IV                    24,000 (7)                        .4%
Kimmins Corp.                          1,723,290                          30.8%
All directors and executive
 officers as a group (five persons)    4,894,565                          87.5%

(1) The address of all officers and Directors of the Company listed above are in care of the Company at 4311 West Waters Avenue, Suite 401, Tampa, Florida 33614.

(2)  The Company  believes  that the persons named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  common  stock
     beneficially owned by them, unless otherwise noted.

(3) Includes 2,508,621 shares owned by Mr. Francis Williams; 1,094,480 shares allocated to Mr. Williams based on his 63.5% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams' wife; 22,748 shares held by Mr. Williams as trustee for his wife and children; 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children; and 153,050 held by various Real Estate Partnerships of which Mr. Williams is 100 percent Owner. Mr. Williams owns 63.5% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.

(4) Includes 133,500 shares owned by Mr. Joseph M. Williams; 1,010 shares held by Mr. Williams as trustee for his children; 219 shares held by the KC 401(K) Plan and ESOP of which Mr. Williams is fully vested. Also includes 205,764 shares held by KC's 401(K) Plan, Profit Participation Plan and ESOP, options to acquire 20,000 shares of the Company's Common Stock held by the ESOP, of which Mr. Williams is a trustee; Mr. Williams disclaims beneficial ownership of these shares.

(5) Includes 2,131 shares owned by Mr. R. Donald Finn and options to acquire 5,000 shares of the Company's common stock.

(6) Includes 72,540 shares owned by C&C Properties a partnership in which Mr. Cohen has a 50% ownership, 6,320 shares held in trust for Mr. Cohen's minor children and options to acquire 5,000 shares of the Company's common stock.

(7)  Includes options to acquire 24,000 shares of the Company's Common stock.

Item 13.   Certain Relationships and Related Transactions
-------    ----------------------------------------------

     Surplus Debentures/Term Note
     ----------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1999, no payments could be made under the terms of the debenture. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital to $1,000,000 from $423,734. As of December 31, 2001, no payments could be made under the terms of the debenture.

     Effective November 10, 1988, the Company entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note, originally due November 10, 2001, has been extended to November 10, 2002. The annual rate of interest is equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. The average interest rate for 2001 was 8.6%. On December 26, 2001, the Company made a principal note payment of $395,945 reducing the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the close of business on the maturity date.

     CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $88, $4,413 and $10,342 for the years ended December 31, 2001, 2000 and 1999, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $121,089, $171,292 and $117,075 for years ended December 31, 2001, 2000 and 1999, respectively.

Item 14.       Exhibits, Consolidated financial statements,
               Schedules, and Reports on Form 8-K
-------        ----------------------------------

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K

     1.   Consolidated Financial Statements

          -  Independent  Auditors' Report
          -  Consolidated Balance Sheets at December 31, 2001 and 2000
          - Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.
          - Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001.
          - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.
          -  Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

          Schedule II - Condensed Financial Information of Registrant

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          3(a)      -    Articles of Incorporation*
          3(b)      -    Bylaws*
          10(a)     -    Lease agreement with Cumberland Properties, Inc.*
          10(c)     -    1991 Stock Option Plan*
          11        -    Statement Re: Computation of Earnings Per Share
          22        -    Subsidiary list
          23        -    Consent of Deloitte & Touche LLP

     * Note - Incorporated by reference to the same exhibit number filed with the Registrant's Registration Statement on Form 10 (File No. 0-19727.)

(b)  Reports on Form 8-K - None

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    CUMBERLAND TECHNOLOGIES, INC.
                                    --------------------------------------------

Date:      April 1, 2002            By:        /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      April 1, 2002            By:        /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President


Date:      April 1, 2002            By:        /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams, Chairman of the Board


Date:      April 1, 2002            By:        /s/ R. Donald Finn
                                    --------------------------------------------
                                    R. Donald Finn, Director


Date:      April 1, 2002            By:        /s/ Andrew J. Cohen
                                    --------------------------------------------
                                    Andrew J. Cohen, Director


Date:      April 1, 2002            By:        /s/ Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black, Secretary
                                    (Principal Financial and Accounting Officer)

                           Annual Report on Form 10-K

                             Item 14(a), (c) and (d)

                    List of Consolidated Financial Statements

             Consolidated Financial Statement Schedules and Exhibits

                          Year Ended December 31, 2001


                          Cumberland Technologies, Inc.

                                 Tampa, Florida

                          CUMBERLAND TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................34

Consolidated Balance Sheets at December 31, 2001 and 2000 .................35-36

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001 ................................37

Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended December 31, 2001 ...................38

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 2001 ..........................39

Notes to Consolidated Financial Statements ...................................40

The following financial statement schedule is filed as part of this report:

Schedule II - Condensed Financial Information of Registrant ..................61

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Cumberland Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statement, in 2001, the Company changed its method for accounting for derivatives.

/s/  DELOITTE & TOUCHE LLP
Tampa, Florida

March 25, 2002

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                              December 31,
                                                       -------------------------
                                                            2001          2000
                                                       -------------------------
Investments:
-----------
   Securities available-for-sale at fair value:
      Debt securities ..............................   $ 9,339,353   $ 7,553,010
      Equity securities ............................          --           2,716
   Debt securities held-to-maturity at amortized
      cost (fair value, 2001 - $374,436;
      2000 - $1,227,130) ...........................       359,475     1,223,593
   Mortgage loans on real estate, at unpaid
      principal ....................................       681,790       742,068
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
      Total investments ............................    10,814,611     9,955,380

Cash and cash equivalents ..........................     2,654,131       693,778
Accrued investment income ..........................       154,527       185,011

Reinsurance recoverable ............................     3,844,034     4,910,443

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
      accounts of $40,289 and $13,750,
      respectively .................................     4,615,327     3,821,206
   Affiliate .......................................        72,201       436,997
Income tax recoverable .............................          --         167,588
Deferred tax asset .................................       499,145       175,234
Deferred policy acquisition costs ..................     1,903,547     1,955,018
Intangibles, net ...................................       533,731     1,115,316
Other investment ...................................       640,872       582,532
Other assets .......................................       371,893       311,082
                                                       -----------   -----------
                                                       $26,104,019   $24,309,585
                                                       ===========   ===========



                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               December 31,
                                                      --------------------------
                                                           2001           2000
                                                      --------------------------
Policy liabilities and accruals:
-------------------------------
    Loss and loss adjustment expenses ..............  $  4,113,232   $5,185,626
    Derivative instruments .........................     1,978,891         --
    Unearned premiums ..............................     5,582,640    5,775,524
Ceded reinsurance payable ..........................     1,755,105      721,513
Accounts payable and other liabilities .............     3,388,269    2,637,748
Income tax payable .................................       113,284         --
Debt:
----
    Nonaffiliate ...................................       651,940    1,102,683
    Affiliate ......................................       604,055    1,000,000
                                                      ------------  ------------
    Total liabilities ..............................    18,187,416   16,423,094
                                                      ------------  ------------
Stockholders' equity:
--------------------
    Preferred stock, $.001 par value; 10,000,000
        shares authorized, no shares issued ........          --            --
    Common stock, $.001 par value; 10,000,000
        shares authorized; 5,915,356 and 5,871,356
        shares issued, respectively ................        5,916         5,872
    Capital in excess of par value .................    7,270,316     7,264,860
    Accumulated other comprehensive income .........       70,729       104,485
    Retained earnings ..............................      833,361       774,993
                                                     ------------   ------------
                                                        8,180,322     8,150,210
    Less treasury stock, at cost, 318,612  shares at
        December 31, 2001 and 2000 .................     (263,719)     (263,719)
                                                     ------------   ------------
    Total stockholders' equity .....................    7,916,603     7,886,491
                                                     ------------   ------------
                                                     $ 26,104,019  $ 24,309,585
                                                     ============   ============






                 See notes to consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years ended December 31,
                                                                          ----------------------------------------------------------
                                                                              2001                      2000                    1999
                                                                          ----------------------------------------------------------
Revenue:
-------
Direct premiums earned ...........................................         $ 14,465,244          $ 12,756,102          $ 10,064,121
Assumed premiums earned ..........................................            3,788,443             2,480,712             2,079,680
Less ceded premiums ..............................................           (4,612,371)           (3,108,861)           (2,526,009)
                                                                           ------------          ------------          ------------
Net premium income ...............................................           13,641,316            12,127,953             9,617,792
Net investment income ............................................              604,463               576,406               333,462
Net realized investment gains ....................................              305,461                38,381               129,101
Commission income ................................................              413,422               386,362               473,912
Other income:
     Affiliate ...................................................              121,089               171,292               117,075
     Nonaffiliate ................................................            1,374,916             1,124,490               783,908
                                                                           ------------          ------------          ------------
Total revenue ....................................................           16,460,667            14,424,884            11,455,250
                                                                           ------------          ------------          ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............................            4,045,578             3,360,358             2,394,532
Derivative expense ...............................................            1,060,799                  --                    --
Amortization of deferred policy acquisition
     costs .......................................................            4,362,721             3,767,107             2,895,834
Operating expenses ...............................................            6,563,919             5,288,520             4,766,101
Impairment of long-lived assets ..................................              437,418                  --                    --
Interest expense:
     Affiliate ...................................................               69,198               100,000               100,000
     Nonaffiliate ................................................               97,208               102,760               114,027
                                                                           ------------          ------------          ------------
Total expenses ...................................................           16,636,841            12,618,745            10,270,494
                                                                           ------------          ------------          ------------

(Loss) income from continuing operations .........................             (176,174)            1,806,139             1,184,756
Income tax (benefit) expense .....................................              (75,932)              764,390                36,686
                                                                           ------------          ------------          ------------
(Loss) income  before extraordinary item .........................             (100,242)            1,041,749             1,148,070
Extraordinary gain on restructuring of note,
     (net of income tax) .........................................              158,610                  --                    --
                                                                           ------------          ------------          ------------
Net income .......................................................         $     58,368          $  1,041,749          $  1,148,070
                                                                           ============          ============          ============
Income per basic share:
----------------------
     Income (loss) before extraordinary gain .....................         $      (0.02)         $       0.19          $       0.21
     Extraordinary gain ..........................................                 0.03                  --                    --
                                                                           ------------          ------------          ------------
     Net income ..................................................         $       0.01          $       0.19          $       0.21
                                                                           ============          ============          ============
Weighted average shares outstanding - basic ......................            5,589,167             5,528,849             5,475,613
Income per diluted share:
------------------------
     Income (loss) before extraordinary gain .....................         $      (0.02)         $       0.19          $       0.21
     Extraordinary gain ..........................................                 0.03                  --                    --
                                                                           ------------          ------------          ------------
     Net income ..................................................         $       0.01          $       0.19          $       0.21
                                                                           ============          ============          ============
Weighted average shares outstanding - diluted ....................            5,611,667             5,642,349             5,610,113
                                                                           ============          ============          ============







                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


                                                                                Accumulated
                                                                                   Other      (Accumulated
                                        Common Shares            Capital in     Comprehensive   Deficit)                 Total
                                        -------------            Excess of         Income       Retained    Treasury   Stockholders'
                                       Stock      Amount         Par Value        (Loss)        Earnings      Stock      Equity
                                       -----      ------        ------------    -------------  -----------   ----------  -----------

Balance at January 1, 1999 ......     5,763,070    $     5,763    $ 7,212,941   $  (190,929)   $(1,414,826)  $(263,719)  $5,349,230

Exercise of 52,286 shares
        under 1991 stock option
        plan ....................        52,286             53         44,975                                                45,028

    Net unrealized appreciation
        of available-for-sale
        securities, net of
        income tax ..............                                                   150,032                                 150,032

    Net income ..................                                                                1,148,070                1,148,070
                                                                                                                         -----------

    Comprehensive income ........                                                                                         1,298,102
                                     -----------    -----------   -----------    -----------    -----------    ---------  ----------
Balance at December 31, 1999 ....     5,815,356          5,816      7,257,916       (40,897)      (266,756)    (263,719)  6,692,360

    Exercise of 56,000 shares
        under 1991 stock option
        plan ....................        56,000             56          6,944                                                 7,000

    Net unrealized appreciation
        of available-for-sale
        securities, net of
        income tax ..............                                                   145,382                                 145,382

    Net income ..................                                                                1,041,749                1,041,749
                                                                                                                         -----------

    Comprehensive income ........                                                                                         1,187,131
                                    -----------    -----------    -----------   -----------    -----------    ---------   ----------
Balance at December 31, 2000 ....     5,871,356          5,872      7,264,860       104,485        774,993     (263,719)  7,886,491

    Exercise of 44,000 shares
        under 1991 stock option
        plan ....................        44,000             44          5,456                                                 5,500

    Net unrealized depreciation
        of available-for-sale
        securities, net of income
        tax .....................                                                   (33,756)                                (33,756)

    Net income ..................                                                                 58,368                     58,368
                                                                                                                            --------
    Comprehensive income.........                                                                                            24,612
                                    -----------    -----------   ------------   -----------    -----------    ---------     --------

Balance at December 31, 2001 ....     5,915,356    $     5,916    $ 7,270,316   $    70,729    $ 833,361    $  (263,719) $7,916,603
                                    ===========    ===========    ===========   ===========    ===========    =========  ===========









                 See notes to consolidated financial statements.


                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended December 31,
                                                               ---------------------------------------------------------------------
                                                                               2001                    2000                     1999
                                                               ---------------------------------------------------------------------
Operating activities:
--------------------
Net income .............................................................        $    58,368       $   1,041,749         $ 1,148,070
Adjustments to reconcile net income to cash
    provided by operating activities:
        Extraordinary gain on restructuring of note payable ............           (158,610)               --                  --
        Accretion of investment discounts ..............................            (15,094)            (21,358)               (165)
        Policy acquisition costs amortized .............................          4,362,721           3,767,107           2,895,834
        Policy acquisition costs deferred ..............................         (4,311,250)         (4,120,698)         (3,250,706)
        Amortization ...................................................            144,267             151,319             188,890
        Impairment of long-lived assets..... ...........................            437,318                --                  --
        Net realized gains on sales of investments .....................           (305,461)            (38,381)           (129,101)
        Provision (recoveries) for bad debts ...........................               --               (13,250)             27,000
        (Increase) decrease in:
             Accrued investment income .................................             30,484            (118,923)            (10,740)
             Reinsurance recoverable ...................................          1,066,409          (2,012,021)           (592,050)
             Accounts receivable .......................................           (794,121)           (911,598)           (193,584)
             Income tax recoverable ....................................            167,588            (167,588)            120,000
             Deferred income tax asset .................................           (421,123)             66,710            (304,983)
             Other assets ..............................................            (60,811)              3,777             (80,868)
        Increase (decrease) in:
             Policy liabilities and accruals ...........................           (347,186)          1,541,005           2,449,743
             Derivative liability ......................................          1,060,799                --                  --
             Ceded reinsurance payable .................................          1,033,592             353,607            (746,361)
             Accounts payable and other liabilities ....................            750,521             728,169             408,966
             Income tax payable ........................................            113,284             (35,132)             35,132
                                                                                -----------         -----------         -----------
Net cash provided by operating activities ..............................          2,811,695             214,494           1,965,077
                                                                                -----------         -----------         -----------
Investing activities:
--------------------
Securities available-for-sale:
        Purchases - debt securities.....................................         (6,405,825)         (6,670,793)         (2,998,992)
        Proceed from sales - debt securities. ..........................          4,907,176           3,098,993           1,286,262
        Proceed from sales - equities ..................................                939             354,956             347,707
Proceeds from investment settlement ....................................               --               228,875                --
Securities held-to-maturity:
        Purchases- debt securities. ....................................               --                  --            (1,860,015)
        Proceeds from maturities .......................................            865,000           1,500,000                --
Net payments on (purchases of) - mortgage loans.............................         60,278             198,236            (895,877)
Other investment .......................................................            (58,340)            (23,114)             (6,812)
Purchases of short-term investments ....................................               --                (3,754)             (6,246)
                                                                                -----------         -----------         -----------
Net cash used in investing activities ..................................           (630,772)         (1,316,601)         (4,133,973)
Financing activities:
--------------------
Payments on debt, affiliate and
    non-affiliate ......................................................           (590,866)           (178,746)            (49,159)
Stock options exercised ................................................              5,500               7,000              45,028
Net change in advances to (from) affiliates ............................            364,796             (32,516)            (29,177)
                                                                                -----------         -----------         -----------
Net cash used in financing activities ..................................           (220,570)           (204,262)            (33,308)
                                                                                -----------         -----------         -----------
Increase (decrease) in cash and cash equivalents .......................          1,960,353          (1,306,369)         (2,202,204)
Cash and cash equivalents, beginning of year ...........................            693,778           2,000,147           4,202,351
                                                                                -----------         -----------         -----------
Cash and cash equivalents, end of year .................................        $ 2,654,131         $   693,778         $ 2,000,147
                                                                                ===========         ===========         ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest .................................................        $    33,834         $   102,760         $   114,027
                                                                                -----------         -----------         -----------
Cash paid for income taxes .............................................        $   164,909         $ 1,025,400         $   148,950
                                                                                ===========         ===========         ===========



                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   Ownership and Organization
     --------------------------

     Cumberland Technologies, Inc. ("CTI" or "the Company") f/k/a Cumberland Holdings, Inc., a Florida corporation, was formed on November 18, 1991, to be a Holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its other wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution".) Effective January 30, 1997, Cumberland Holdings, Inc. changed its name to Cumberland Technologies, Inc. CTI conducts its business through five wholly-owned subsidiaries. CCS, a Florida corporation formed in May 1988, provides underwriting for specialty surety and performance and payment bonds for contractors. The surety services provided include direct surety and to a lesser extent, assumed reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. Surety Group ("SG"), a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates ("SA"), a South Carolina corporation, purchased in February and July 1995, respectively, are general lines agencies which operate as independent agencies. Qualex Consulting Group, Inc. ("Qualex"), a Florida corporation formed in November 1994, provides claim and contracting consulting services.

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

     Investments
     -----------

     The Company accounts for marketable securities in accordance with Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and are reported at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization and accretion, which is calculated under the interest method, is included in investment income.

     Marketable equity securities and debt securities not classified as "held-to-maturity" or "trading" are classified as "available-for-sale." Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related income taxes, reported as a separate component of equity and of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in investment income.

     Short-term investments primarily include certificates of deposit having maturities of more than three months when purchased. These investments are reported at cost, which approximates fair value.

     Investments in which the Company has a 20% - 50% ownership interest are accounted for using the equity method. The Company's proportionate share of income (losses) generated by an investee accounted for under the equity method of $53,621, $19,997, and ($203,255) for the years ended December 31, 2001, 2000 and 1999, respectively, are included in income.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     The carrying value of Goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and intangibles is reduced to fair value. The amount of Goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

     In accordance with Statement of Financial Accounting Standard 121 ("SFAS 121"), Goodwill and other long-lived assets that were capitalized in conjunction with the purchase of Associates Acquisition Corp., d/b/a Surety Associates were deemed impaired as of December 31, 2001 and an asset impairment charge of $437,418 was recorded.

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

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

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

     Income Taxes
     ------------

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     The Company has recorded a deferred income tax asset of $499,145 and $175,234 at December 31, 2001 and 2000, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 22,500, 113,500 and 134,500 outstanding stock options at December 31, 2001, 2000 and 1999, respectively, had no effect on the results of the calculations of earnings per share. Additionally, 47,000 outstanding stock options at December 31, 2001 were antidilutive.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     New Accounting Standards
     ------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet and on January 1, 2002, there was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2001 approximated the fair value of the derivative instrument at January 1, 2002. The fair value of the derivative instrument at December 31, 2001 is $1,978,891. The change in the fair value of the derivative instrument for the year ended December 31, 2001 is $1,060,799. The Company is not involved in any hedging activities. At December 31, 2001 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for Goodwill from an amortization method to an impairment-only approach. Amortization of Goodwill, including Goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS 142 will have on the Company's consolidated financial statements.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     New Accounting Standards
     ------------------------

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002, however, earlier application is encouraged. The Company adopted SFAS 144 effective January 1, 2002, and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

     Reclassifications
     -----------------

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 consolidated financial statement presentation.

3.  Related Party Transactions
    --------------------------

     CTI and its subsidiaries have entered into transactions with KC and companies affiliated through common ownership. CCS writes surety bonds for KC and its affiliates. Revenues attributable to surety bonds with KC and its affiliates were $88, $4,413 and $10,342 for the years ended December 31, 2001, 2000 and 1999, respectively. Qualex performs consulting services for KC and affiliates. Other income from affiliates in the accompanying consolidated statements of operations consist primarily of consulting services provided to KC.

     Affiliate accounts receivable represents funds advanced and joint expenses that have not yet been reimbursed from KC and its affiliates. These receivables are paid periodically and no interest is charged on the outstanding balances which are payable on demand.

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $12,876, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


3.   Related Party Transactions (continued)
     -------------------------------------

     KC and SSI entered into an agreement with an independent contractor, AEC on August 16, 1989 on a construction contract with the United States Navy ("Navy"). At the time the bonds were issued by CCS as surety, KC entered into an indemnification agreement, whereby KC indemnified CCS from any and all losses, costs and expenses incurred related to the bonds. In 1991, the Navy defaulted and terminated AEC on the contract. The contract was subsequently litigated and CCS was unsuccessful in its litigation activities with the Navy. As a result, KC reimbursed CCS $1,500,000 of the total subrogation recoverable of $1,851,000 in November 2001 on the contract. CCS wrote off the remaining $351,000 reinsurance recoverable as a charge to loss and loss adjustment expense and incurred an additional $240,000 in legal fees during 2001.

4.   Investments
     -----------

     The   Company's   investments   in   available-for-sale    securities   and
held-to-maturity securities are summarized as follows:





                                                                                          Gross              Gross         Estimated
                                                                       Amortized       Unrealized          Unrealized        Fair
                                                                         Cost            Gains               Losses          Value
                                                                       ----------      -----------       ------------     ----------
Available-for-sale securities at December 31, 2001:
    Debt securities:
        U.S. Government bonds ..................................       $5,304,913       $   48,834       $   17,507       $5,336,240
        State and municipal bonds ..............................          546,547             --             19,457          527,090
        Industrial and miscellaneous bonds .....................        3,354,093          125,067            3,137        3,476,023
                                                                       ----------       ----------       ----------       ----------
    Total debt securities ......................................       $9,205,553       $  173,901       $   40,101       $9,339,353
                                                                       ==========       ==========       ==========       ==========

Held-to-maturity securities at December 31, 2001:
    Debt securities:
        U.S. Government bonds ..................................       $  359,475       $   14,961       $     --         $  374,436
                                                                       ==========       ==========       ==========       ==========

Available-for-sale securities at December 31, 2000:
    Debt securities:
        U.S. Government bonds ..................................       $4,916,126       $  153,445       $      824       $5,068,747
        State and municipal bonds ..............................          546,488             --             32,773          513,715
        Industrial and miscellaneous bonds .....................        1,900,751           69,797             --          1,970,548
                                                                       ----------       ----------       ----------       ----------
    Total debt securities ......................................        7,363,365          223,242           33,597        7,553,010
    Equity securities ..........................................           24,838             --             22,122            2,716
                                                                       ----------       ----------       ----------       ----------
Total ..........................................................       $7,388,203       $  223,242       $   55,719       $7,555,726
                                                                       ==========       ==========       ==========       ==========

Held-to-maturity securities at December 31, 2000:
    Debt securities:
        U.S. Government bonds ..................................       $1,223,593       $    4,007       $      470       $1,227,130
                                                                       ==========       ==========       ==========       ==========


                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


4.   Investments (continued)
     ----------------------

     The amortized cost and fair value of the Company's investments in debt securities, segregated by available-for-sale and held-to-maturity, at December 31, 2001 are summarized, by stated maturity, as follows:



                                                                    Available-for-Sale                         Held-to-Maturity
                                                                    ------------------                         ----------------
Maturity                                                      Amortized Cost     Fair Value           Amortized Cost     Fair Value
--------                                                      --------------     ----------           --------------     -----------
Due in one year or less ............................          $  499,906          $  501,875          $     --            $     --
Due after one year through five
    years ..........................................           7,281,003           7,392,056             359,475             374,436
Due after five years through
    ten years ......................................             928,097             968,332                --                  --
Due after twenty years .............................             496,547             477,090                --                  --
                                                              ----------          ----------          ----------          ----------
                                                              $9,205,553          $9,339,353          $  359,475          $  374,436
                                                              ==========          ==========          ==========          ==========


     The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies) which exceeded 10 percent of stockholders' equity at the end of the respective year.

     At December 31, 2001 and 2000, the Company had $3.3 million and $3.1 million, respectively, in restricted investments (debt securities and short-term investments). Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements and funds held as required under statutory regulations by state insurance departments.

     Net investment income for the Company is comprised of the following:



                                                                                       Year ended December 31,
                                                               ---------------------------------------------------------------------
                                                                               2001                     2000                    1999
                                                               ---------------------------------------------------------------------
Debt and equity securities .......................................            $ 573,345             $ 501,853             $ 143,416
Mortgage loans on real estate ....................................                3,289                 3,384                 3,480
Short-term investments, including cash and
     cash equivalents ............................................               77,203               106,089               199,208
                                                                              ---------             ---------             ---------
                                                                                653,837               611,326               346,104
Less investment expenses .........................................              (49,374)              (34,920)              (12,642)
                                                                              ---------             ---------             ---------
Net investment income ............................................            $ 604,463             $ 576,406             $ 333,462
                                                                              =========             =========             =========
Realized gains (losses) on available-for-sale
     securities:
     Debt securities - gains .....................................            $ 329,360             $    --               $  10,592
     Equity securities - gains ...................................                 --                  38,381               118,509
     Equity securities - losses ..................................              (23,899)                 --                    --
                                                                              ---------             ---------             ---------
Net realized investment gains ....................................            $ 305,461             $  38,381             $ 129,101
                                                                              =========             =========             =========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


4.   Investments (continued)
     ----------------------

     Net realized investment gains for the year ended December 31, 2000 includes other-than-temporary losses of $231,686 from certain investments.

5.   Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                            December 31, 2001
                                                      --------------------------
                                                      Carrying Amount Fair Value
                                                      --------------------------
Assets:
------
    Cash and cash equivalents, including short-
        term investments .............................   $3,088,124   $3,088,124
    Investments ......................................    9,698,828    9,713,758
    Mortgage loans on real estate ....................      681,790      681,790
    Accounts receivable ..............................    4,687,528    4,687,528
    Reinsurance recoverable ..........................    3,844,034    3,844,034

Liabilities:
-----------
    Debt .............................................    1,255,995    1,255,995
    Ceded reinsurance payable ........................    1,755,105    1,755,105
    Derivative instrument.............................    1,978,891    1,978,891

                                                           December 31, 2000
                                                      --------------------------
                                                      Carrying Amount Fair Value
                                                      --------------------------
Assets:
------
    Cash and cash equivalents, including short-
        term investments .............................   $1,127,771   $1,127,771
    Investments ......................................    8,779,319    8,782,856
    Mortgage loans on real estate.....................      742,068      742,068
    Accounts receivable ..............................    4,258,203    4,258,203
    Reinsurance recoverable ..........................    4,910,443    4,910,443

Liabilities:
-----------
    Debt .............................................    2,102,683    2,025,897
    Ceded reinsurance payable ........................      721,513      721,513

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


5.   Fair Value of Financial Instruments (continued)
     ----------------------------------------------

     Cash and cash equivalents, short-term investments, mortgage loans on real estate, accounts receivable, reinsurance recoverable and ceded reinsurance payable: The carrying amount reported in the consolidated balance sheet approximates fair value.

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

6.   Intangibles
     -----------

     Intangibles are comprised of the following:

                                                            As of December 31,
                                                      --------------------------
                                                          2001            2000
                                                      --------------------------
     Deferred state admission costs ...............   $  227,171      $  227,171
     Customer lists and acquisition costs .........      567,163       1,084,041
     Product development ..........................      262,194         262,194
     Goodwill .....................................      280,623         926,661
                                                      ----------      ----------
                                                       1,337,151       2,500,067
     Accumulated amortization .....................      803,420       1,384,751
                                                      ----------      ----------
     Total ........................................   $  533,731      $1,115,316
                                                      ==========      ==========

     Amortization expense amounted to $144,267 in 2001, $151,319 in 2000 and $188,890 in 1999.

7.   Other Investment
     ----------------

     The Company has a 30 percent investment in Global Solutions Insurance Services, Inc. ("GSIS"), an agency located in California that issues cargo insurance and customs bonds, which is accounted for under the equity method.

     Summarized unaudited financial information of GSIS is as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


7.   Other Investment (continued)
     ---------------------------

                                                   Year ended December 31,
                                            ------------------------------------
                                                  2001        2000         1999
                                            ------------------------------------
Revenues ................................   $  600,530  $  417,972   $  227,652
Net income (loss) .......................      178,738      66,655     (677,516)

                                                   As of December 31,
                                            ------------------------------------
                                                2001         2000
                                            ------------------------------------
Current assets ..........................   $1,034,572  $  732,669
Non-current assets ......................      250,955      76,180
Current liabilities .....................      726,402     386,633
Non-current liabilities .................    1,607,555   1,607,555

8.   Reserve for Losses and Loss Adjustment Expenses
     -----------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 2001, 2000 and 1999, to the gross amounts reported in the Company's consolidated balance sheets:



                                                                                                       December 31,
                                                                                   -------------------------------------------------
                                                                                           2001              2000              1999
                                                                                   -------------------------------------------------
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at beginning
   of year ...................................................................      $ 2,416,657       $ 2,808,727       $ 1,680,580
                                                                                    -----------       -----------       -----------

Incurred losses and LAE's claims, net of reinsurance, occurring during:
   Current year ..............................................................        4,982,148         4,363,435         2,810,532
   Prior year ................................................................         (936,570)       (1,003,077)         (416,000)
                                                                                    -----------       -----------       -----------
Total incurred losses, net of reinsurance ....................................        4,045,578         3,360,358         2,394,532
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year ..............................................................        1,331,813         2,450,587           135,635
   Prior years ...............................................................        1,017,190           383,749         1,130,750
                                                                                    -----------       -----------       -----------
Total payments ...............................................................        2,349,003         2,834,336         1,266,385
Liability for losses and LAE, net of reinsurance
   recoverable on unpaid losses, at end of year ..............................        4,113,232         3,334,749         2,808,727
Liability for derivative instrument at end of
   the year ..................................................................             --            (918,092)             --
Subrogation recoverables .....................................................             --           1,850,877         1,767,812
                                                                                    -----------       -----------       -----------
Liability for losses and LAE, gross of reinsurance
   recoverables on unpaid losses, at end of year .............................      $ 4,113,232       $ 4,267,534       $ 4,576,539
                                                                                    ===========       ===========       ===========


                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


8.   Reserve for Losses and Loss Adjustment Expenses (continued)
     ---------------------------------------------------------

     The Company experienced $936,570, $1,003,077 and $416,000 in redundancies for losses and loss adjustment expenses in 2001, 2000 and 1999 respectively. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years.

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

9.   Income Taxes
     ------------

     Income tax (benefit) expense consists of the following:

                                                      December 31,
                                       -----------------------------------------
                                            2001            2000            1999
                                       -----------------------------------------
Current:
-------
     Federal ....................      $ 294,737       $ 595,707      $ 283,252
     State ......................         50,453         101,973         58,417
                                       ---------       ---------      ---------
     Total current ..............        345,190         697,680        341,669
                                       ---------       ---------      ---------

Deferred:
--------
     Federal ....................       (276,568)         56,960       (260,407)
     State ......................        (47,342)          9,750        (44,576)
                                       ---------       ---------      ---------
     Total deferred .............       (323,910)         66,710       (304,983)
                                       ---------       ---------      ---------
     Total provision ............      $  21,280       $ 764,390      $  36,686
                                       =========       =========      =========

     The provision is reported as follows:


                                                       December 31,
                                           -------------------------------------
                                               2001           2000          1999
                                           -------------------------------------
(Benefit) for (loss) from
    continuing operations ...........      $(75,932)      $764,390      $ 36,686
Expense for extraordinary
    gain on restructuring of
    note ............................        97,212           --            --
                                           --------       --------      --------
Total income tax expense ............      $ 21,280        764,390        36,686
                                           ========       ========      ========

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


9.   Income Taxes (continued)
     -----------------------

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                          December 31,
                                               ---------------------------------
                                                  2001        2000          1999
                                               ---------------------------------

    Statutory federal rate ............         34.00%       34.00%       34.00%
    State income taxes ................          3.63         3.63         0.78
    Tax exempt income .................        (11.04)        (.49)        0.00
    Change in valuation allowance .....          --            --        (35.30)
    Nondeductible expenses ............           .13         1.52         0.46
    Miscellaneous .....................          --           3.66         3.16
                                               ------        -----        -----
    Effective tax rate ................         26.72%       42.32%        3.10%
                                               ======        =====        =====

     The following summarizes the effect of deferred income taxes items and their impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred income tax assets and liabilities are as follows:

                                                      December 31,
                                      ------------------------------------------
                                             2001           2000            1999
                                      ------------------------------------------

     Deferred income tax liabilities:
     -------------------------------
     Deferred acquisition costs ...   $  (716,305)   $  (735,673)   $  (632,564)
     State income taxes ...........          --             --          (15,156)
     Unrealized gain on investments       (63,039)       (63,039)       (12,603)
                                      -----------    -----------    -----------
     Total deferred tax liabilities      (779,344)      (798,712)      (660,323)
                                      -----------    -----------    -----------

     Deferred  income tax assets:
     ---------------------------
     Basis difference in fixed
       assets .....................          --           17,139         17,990
     Basis difference in
       investments ................       120,766        300,261         96,201
     Reserve discounting ..........       442,163        102,537         33,112
     Unearned premiums ............       333,791        351,420        605,246
     Amortization .................       279,455        100,275        105,358
     Surplus notes ................       102,314        102,314        107,399
                                      -----------    -----------    -----------
     Total deferred tax assets ....     1,278,489        973,946        965,306
                                      -----------    -----------    -----------
     Net deferred tax asset .......   $   449,145    $   175,234    $   304,983
                                      ===========    ===========    ===========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


10.  Debt
     ----

     Debt as of December 31, consists of the following:

                                                      --------------------------
                                                             2001           2000
                                                      --------------------------
Affiliate:
---------
Convertible note payable due November 10,
      2002 .......................................     $  604,055     $1,000,000
Nonaffiliate:
------------
Note payable due March 1, 2002 ...................        124,523        249,109
Note payable due June 30, 2010 ...................        527,417        853,574
                                                       ----------     ----------
                                                       $1,255,995     $2,102,683
                                                       ==========     ==========

     Convertible Note Payable to Affiliate
     -------------------------------------

     Effective November 10, 1988, the Company entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note, originally due November 10, 2001, has been extended to November 10, 2002. The annual rate of interest is equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. The average interest rate for 2001 was 8.6%. On December 26, 2001, the Company made a principal note payment of $395,945 reducing the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the close of business on the maturity date.

     Notes Payable to Nonaffiliates
     ------------------------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. The other note is due June 30, 2010 and bears interest 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through March 31, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that interest rate was reduced to zero, and principal payments became payable at $6,000 per month. The modification of the terms of the note resulted in an extraordinary gain of $158,610 (net of deferred income taxes of $97,212). Payments totaling $113,312 including a lump sum payment of $50,000 were made during 2001.

     Interest incurred in 2001, 2000 and 1999 for term notes due nonaffiliates was $97,208, $102,760 and $114,027, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


10.  Debt (continued)
     ---------------

     Maturities of affiliate and non-affiliate notes payable are as follows:

     ------------------- ------------------
       Year Ending
      December 31,
     ------------------- ------------------
        2002              $     728,578
        2003                     72,000
        2004                     72,000
        2005                     72,000
        2006                     72,000
      Thereafter                239,417

11.  Employee Benefit Plan
     ---------------------

     On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual deferrals. The Company's contributions to the plan totaled $33,502, $24,311, and $22,730 in 2001, 2000 and 1999,
respectively.

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

     Options granted under this plan have a term of ten years and vest ratably over a four year period immediately following the grant date. The following table summarizes all stock option transaction for the years ended December 31, 2001, 2000 and 1999:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


12.  Stock Option Plan (continued)
     ----------------------------




                                                                   ---------------------     -----------------     -----------------
                                                                               2001                2000                   1999
                                                                   ---------------------     ------------------    -----------------


                                                                               Weighted-             Weighted-             Weighted-
                                                                                Average                Average              Average
                                                                                Exercise              Exercise             Exercise
                                                                     Shares     Price         Shares    Price      Shares    Price
                                                                   ---------   ---------     -------   --------    --------  -------
Outstanding at
beginning of year .............................................     113,500    $     .42     134,500    $   .42     187,086   $  .35

Grants ........................................................        --      $      --      39,000    $  1.50       --      $   --
Exercised .....................................................     (44,000)   $    .125     (56,000)   $  1.25     (52,286)  $  .15
Forfeited .....................................................        --      $      --      (4,000)   $  1.88        (300)  $  .15
                                                                  ---------                  -------                -------
Outstanding
at end of year.................................................      69,500    $    1.38      113,500   $   .89     134,500      .42
                                                                  =========                   =======               =======

Exercisable
at end of year.................................................      45,300    $    1.28       79,900   $   .60     122,800   $  .30
                                                                  =========                   ========              =======

Weighted-average fair value of options granted during the year    $    --      $     --          --     $  1.52        --     $  --


     The proceeds from the exercise of stock options include certain income tax benefits, which are included in capital in excess of par value.

     The following table summarizes information about stock options at December 31, 2001:





                                                 Options Outstanding                                     Options Exercisable
                                                 -------------------                                     -------------------
                                             Number         Weighted-Average     Weighted-              Number           Weighted-
  Range of                               Outstanding at         Remaining         Average          Exercisable at        Average
Exercise Prices                         December 31,2001    Contractual Life    Exercise Price    December 31, 2001   Exercise Price
---------------                         -----------------   ----------------     --------------   -----------------   --------------
$.75 - 1.00 .....................            22,500            6 years            $         .78         22,500            $      .78
$1.56 ...........................            37,000            9 years            $        1.52         14,800            $     1.52
$2.25 ...........................            10,000            8 years            $        2.25          8,000            $     2.25
                                             ------                                                     ------
                                             69,500                                                     45,300
                                             ======                                                     ======

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


13.  Preferred Stock
     ---------------

     CTI is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 2001.

14.  Reinsurance
     -----------

     CCS assumes reinsurance premiums through a program whereby its subsidiary, SSI has contracted through two joint partnering agreements (St. Paul Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company and Peerless Insurance Company) to pursue small to medium size contract and commercial surety business in states in which CCS is not licensed. CCS participates in the underwriting risk through a retrocession treaty with Transatlantic Reinsurance Company.

     Effective October 1, 1996, CCS entered into a quota share agreement with First Indemnity of America Insurance Company ("FIA") whereby all of the premiums written through a shared underwriting office are subject to this treaty. The Company assumes 50% of the premiums written by FIA and cedes 50% of the premiums written by CCS.

     CCS assumed reinsurance primarily from a pooling agreement which expired in April, 1997 for which CCS assumed 10 percent of the risk with a maximum exposure to CCS of $125,000 per bond. CCS is still receiving residual revenues from a pooling agreement for which CCS assumed 25 percent and 20 percent of the risk with a maximum exposure to CCS of $125,000 and $600,000 per bond, respectively.

     The Company cedes to Transatlantic Reinsurance Company on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $235,000 per principal prior to June 30, 2001 and a maximum exposure of $300,000 per principal effective July 1, 2001. Transatlantic Reinsurance Company is rated A+ by A.M. Best. For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, with a purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all registered investment advisor policies, which have an aggregate net liability limit of $500,000 per endorsement. The Company continues to have exposure to risk for reinsurance ceded in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force. Reinsurance does not relieve an insurer of its liability to policyholders, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


14.  Reinsurance (continued)
     ----------------------

     Gross and net written premiums in 2001, 2000 and 1999 are summarized as follows:



                                  -----------------------------       ---------------------------     ------------------------------
                                               2001                              2000                               1999
                                  -----------------------------       ---------------------------     ------------------------------
                                     Written           Earned           Written         Earned           Written           Earned
                                  ------------     ------------       ----------     ------------     ------------     -------------
Direct  premiums .............    $ 13,866,876     $ 14,465,244       13,775,266     $ 12,756,102     $ 10,816,114     $ 10,064,121

Assumed  premiums ............       4,193,927        3,788,443        2,393,468        2,480,712        2,421,346        2,079,680

Ceded
premiums .....................      (4,653,722)      (4,612,371)      (3,510,537)      (3,108,861)      (2,740,148)      (2,526,009)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Net
premiums .....................    $ 13,407,081     $ 13,641,316     $ 12,658,197     $ 12,127,953     $ 10,497,312     $  9,617,792
                                  ============     ============     ============     ============     ============     ============


     Loss and loss adjustment expenses in 2001, 2000, and 1999 are summarized as follows:

                                      ------------------------------------------
                                             2001           2000           1999
                                      ------------------------------------------
Direct ............................   $ 5,361,119    $ 6,301,778    $ 3,932,278
Assumed ...........................     1,217,945        680,032        714,117
Ceded .............................    (2,533,486)    (3,621,452)    (2,251,863)
                                      -----------    -----------    -----------
Net losses and loss adjustment
      expenses ....................   $ 4,045,578    $ 3,360,358    $ 2,394,532
                                      ===========    ===========    ===========

     The Company reported premiums paid in advance and reinsurance recoverables on paid losses, of $3,844,034 and $4,910,443 at December 31, 2001 and 2000,
respectively.

15.  Commitments and Contingencies
     -----------------------------

     The Company leases certain office space and equipment under noncancelable operating leases. Rent expense was $241,158, $222,983 and $178,429 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum future rental and lease commitments as of December 31, 2001 for all noncancelable operating leases with an initial or remaining term of over one year are as follows:

           ------------------------ -----------------------
                 Year Ending
                December 31,
           ------------------------ -----------------------
                    2002            $          223,823
                    2003                       225,803
                    2004                       213,150
                    2005                       197,587
                    2006                       195,315
                 Thereafter                    417,628

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


15.  Commitments and Contingencies (continued)
     ----------------------------------------

     CCS has been named in a class action lawsuit. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding
CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. CCS denies the plaintiffs' allegations, however, it cannot predict the outcome or the impact this action could have on CCS. CCS is vigorously defending this lawsuit and intends to move for summary judgment.

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

16.  Statutory Accounting Practices and Regulatory Requirements
     ----------------------------------------------------------

     Statutory capital and surplus and net income as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices for CCS is summarized as follows:

                                                   Year Ended December 31,
                                        ----------------------------------------
                                              2001           2000           1999
                                        ----------------------------------------
Statutory capital and surplus .....     $6,503,218     $5,441,336     $5,106,241
Statutory net income ..............        105,513        511,624        675,975

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The effect on CCS's statutory financial statements for the implementation of Codification is an additional $453,187 of surplus as of December 31, 2001. This change in accounting principle is shown in the capital and surplus section of the statutory financial statements as a "cumulative change in accounting principle."

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


16.  Statutory Accounting Practices and Regulatory Requirements (continued)
     ---------------------------------------------------------------------

     Under applicable state insurance statutes, CCS must maintain minimum capital and surplus of $3,000,000 (as of December 31, 2001). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Insurance. As of December 31, 2001, no dividends from CCS are available for payment to CTI without the prior approval of the Department of Insurance. The more significant variances between statutory reporting and generally accepted accounting principles are deferred policy acquisition costs and nonadmitted assets. Insurance regulations dictate expensing commissions. Nonadmitted assets represent non-liquid assets and are excluded from the statutory statement of admitted assets, liabilities and capital and surplus.

17.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net income and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive income:




                                                                                    Consolidated Statements of Comprehensive Income
                                                                                          For the Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                   2001                   2000                  1999
                                                                             -------------------------------------------------------
Net income ......................................................            $   58,368             $1,041,749            $1,148,070
Other comprehensive (loss) income,
  net of income tax:
      Unrealized appreciation
         of available-for-
         sale securities arising during
         the year................................................               164,988               168,411               230,552
Less:  reclassification adjustment
         for gains included in
         net income .............................................               198,744                23,029                80,520
                                                                             ----------             ----------            ----------
Comprehensive income ............................................            $   24,612            $1,187,131            $1,298,102
                                                                             ==========             ==========            ==========



           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CUMBERLAND TECHNOLOGIES, INC.


                                                               December 31,
                                                       -------------------------
Condensed Balance Sheets                                     2001           2000
------------------------                               -------------------------

Assets:
------
Investment in wholly-owned subsidiaries ..........     $6,301,161     $6,957,172
Other assets .....................................          1,973          2,699
Other investments ................................        640,872        582,532
Deferred income tax asset ........................        499,145        175,234
Income tax recoverable ...........................           --          167,588
Surplus debenture receivable from subsidiary .....      2,048,734      2,048,734
                                                       ----------     ----------
                                                       $9,491,885     $9,933,959
                                                       ==========     ==========
Liabilities:
-----------
Accounts payable to affiliates ...................     $1,450,710     $2,005,911
Income tax payable ...............................        113,284          --
Accounts payable .................................         11,288         41,557
                                                       ----------     ----------
                                                       $1,575,282      2,047,468
                                                       ----------     ----------
Stockholders' equity:
--------------------
Common stock .....................................          5,916          5,872
Other stockholders' equity .......................      7,910,687      7,880,619
                                                       ----------     ----------
                                                       $7,916,603      7,886,491
                                                       ----------     ----------
                                                       $9,491,885     $9,933,959
                                                       ==========     ==========



                                                                                               Year Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                  2001                   2000                   1999
                                                                           ---------------------------------------------------------
Condensed Statements of Operations
----------------------------------
Revenue:
-------
Management fees from wholly-
    owned subsidiaries .........................................           $   533,332            $   526,309           $   233,226
                                                                           -----------            -----------           -----------
                                                                               533,332                526,309               233,226
                                                                           -----------            -----------           -----------
Costs and expenses:
------------------
Selling and administrative
    expenses ...................................................               175,161                140,589               469,534
Interest expense to affiliates .................................                69,198                100,000               100,000
                                                                           -----------            -----------           -----------
                                                                               244,359                240,589               569,534
                                                                           -----------            -----------           -----------
Income before income taxes
    and equity in net income (loss)
    of subsidiaries ............................................               288,973                285,720              (336,308)
Income tax (benefit) expense ...................................               109,116                120,916              (129,142)
Equity in income (loss) of
    subsidiaries ...............................................              (121,489)               876,945             1,355,236
                                                                           -----------            -----------           -----------
Net income .....................................................           $    58,368            $ 1,041,749           $ 1,148,070
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

Notes to Condensed Financial Statements
---------------------------------------

1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Organization - Cumberland Technologies, Inc. ("CTI" or "the Company"), a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1,
1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). CTI conducts its business through its subsidiaries, CCS, SSI, Surety Group, Inc. ("SG"), Surety Associates ("SA"), and Qualex Consulting Group, Inc. ("Qualex") CCS, a Florida corporation formed in May 1988, provides performance and payment bonds for contractors and miscellaneous surety bonds to federal and local government agencies. The surety services provided include direct surety and, to a lesser extent, reinsurance. SSI, a Florida corporation formed in August 1988, is a general lines agency which operates as an independent agent. SG, a Georgia corporation, and Associates Acquisition Corp. d/b/a Surety Associates, a South Carolina corporation, purchased by the Company in February and July 1995, respectively, are general lines insurance agencies which operate as independent agencies. Qualex, a Florida corporation formed in November 1995, provides claim and contracting consulting services.

     For the years ended December 31, 2001, 2000 and 1999, CTI charged its subsidiaries, excluding CCS, a management fee.

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

     Investment in subsidiaries includes the net unrealized appreciation (depreciation) in available-for-sale securities held by CCS, of $70,729 and $104,485 as of December 31, 2001 and 2000, respectively. These amounts have been included in the CTI "other stockholders' equity" amounts.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)

                          CUMBERLAND TECHNOLOGIES, INC.


3.   Surplus Debenture Receivable from Subsidiary
     --------------------------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS as well as future interest. As a result, CCS increased paid-in-capital to $1,000,000. As of December 31, 2001, no payments could be made under the terms of the debenture.