Form 10-Q
period 2002-03-31
CUMBERLAND TECHNOLOGIES INC
filed 2002-05-15
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2002.

                                       or
[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

            For the transition period from _________ to __________ .

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                59-3094503
----------------------------------------------         -------------------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                        Identification No.)

4311 West Waters Avenue, Suite 501
Tampa, Florida                                         33614
----------------------------------------------         -------------------------
(Address of principal executive office) (              Zip code)


                                 (813) 885-2112
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name,former address and formal fiscal year,
                          if changed since last report)

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

                                 Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 2002 was 5,915,356 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------

                                                                            Page
                                                                            ----

          Item 1. Condensed  Consolidated Balance Sheets at March 31, 2002
                   (unaudited) and December 31, 2001........................ 1-2

                  Condensed (unaudited) Consolidated Statements of Operations for the three months ended March 31, 2002 and
                   March 31, 2001 .............................................3

                  Condensed Consolidated Statements of Stockholders' Equity for
                   the three months ended March 31, 2002  (unaudited) and
                   for the year ended December 31, 2001........................4

                  Condensed (unaudited) Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
                   March 31, 2001..............................................5

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)..............................................6-18

        Item 2.   Management's Discussion and Analysis of financial condition and results of operations...............................19-22

        Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk................................................22


PART II OTHER INFORMATION
------- -----------------

       Item 1.    Legal proceedings...........................................23

       Item 2.    Changes in securities.......................................23

       Item 3.    Defaults upon senior securities.............................23

       Item 4.    Submission of matters to a vote of security holders.........23

       Item 5.    Other information...........................................23

       Item 6.    Exhibits and Reports of Form 8-k............................23

                  Signatures..................................................24

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS
------         --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                        ------------------------
                                                         March 31,  December 31,
                                                            2002        2001
                                                        ------------------------
                                                        (unaudited)
  Investments:
  -----------
   Securities available-for-sale at fair value:
     Debt securities .................................  $11,056,947  $ 9,339,353
   Debt securities held-to-maturity at amortized
     cost (fair value, 2002 - $362,477
     2001 - $374,436) ................................      359,602      359,475
   Mortgage loans on real estate, at unpaid
     principal .......................................      718,266      681,790
   Short-term investments ............................      433,993      433,993
                                                        -----------  -----------
     Total investments ...............................   12,568,808   10,814,611

Cash and cash equivalents ............................         --      2,654,131
Accrued investment income ............................      179,960      154,527

Reinsurance recoverable ..............................    3,980,108    3,844,034

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
    accounts of $63,206 and $13,750 at
    March 31, 2002 and December 31, 2001, respectively    3,894,155    4,615,327
   Affiliate .........................................       54,711       72,201
Income tax recoverable ...............................       71,544         --
Deferred income tax asset ............................      562,184      499,145
Deferred policy acquisition costs ....................    1,912,398    1,903,547
Intangibles, net .....................................      359,169      380,951
Goodwill..............................................      152,780      152,780
Other investment .....................................      640,872      640,872
Other assets .........................................      341,522      371,893
                                                        -----------  -----------
                                                        $24,718,211  $26,104,019
                                                        ===========  ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    ----------------------------
                                                       March 31,    December 31,
                                                         2002           2001
                                                    ----------------------------
                                                      (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses .............  $  3,816,800   $  4,113,232
   Derivative instruments ........................     2,024,654      1,978,891
   Unearned premiums .............................     5,524,543      5,582,640
Ceded reinsurance payable ........................       554,753      1,755,105
Accounts payable and other liabilities ...........     4,112,091      3,388,269
Income tax payable ...............................          --          113,284
Debt:
----
   Nonaffiliate ..................................       509,417        651,940
   Affiliate .....................................       604,055        604,055
                                                    ------------   ------------
   Total liabilities .............................    17,146,313     18,187,416
                                                    ------------   ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued .......          --             --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued.         5,916          5,916
   Capital in excess of par value ................     7,270,316      7,270,316
   Accumulated other comprehensive (loss)
       income ....................................        (8,254)        70,729
   Retained earnings .............................       567,639        833,361
                                                    ------------   ------------
                                                       7,835,617      8,180,322
   Less treasury stock, at cost, 318,112  shares .      (263,719)      (263,719)
                                                    ------------   ------------
   Total stockholders' equity ....................     7,571,898      7,916,603
                                                    ------------   ------------
                                                    $ 24,718,211   $ 26,104,019
                                                    ============   ============





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                           2002           2001
                                                     ---------------------------

Revenue:
-------
Direct premiums earned .............................  $ 3,368,144   $ 3,385,153
Assumed premiums earned ............................      792,546       751,015
Less ceded premiums ................................   (1,075,529)   (1,051,471)
                                                      -----------   -----------
Net premium income .................................    3,085,161     3,084,697
Net investment income ..............................      128,485       155,934
Net realized investment losses .....................       (4,326)         --
Other income .......................................      602,564       599,438
                                                      -----------   -----------
Total revenue ......................................    3,811,884     3,840,069
                                                      -----------   -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ................    1,649,696       670,829
Derivative expense .................................       76,054       211,563
Amortization of deferred policy acquisition
    costs ..........................................    1,010,653     1,096,621
Operating expenses .................................    1,460,550     1,466,300
Interest expense ...................................       17,553        62,319
                                                      -----------   -----------
Total expenses .....................................    4,214,506     3,507,632
                                                      -----------   -----------

(Loss) income before income tax (benefit) expense...     (402,622)      332,437
Income tax  (benefit) expense ......................     (136,900)      110,420
                                                      -----------   -----------
Net (loss) income...................................  $  (265,722)  $   222,017
                                                      ===========   ===========
Weighted average shares outstanding - basic ........    5,597,244     5,564,488
                                                      ===========   ===========
Net (loss) income per share - basic ................  $     (0.05)  $      0.04
                                                      ===========   ===========
Weighted average shares outstanding - diluted ......    5,619,744     5,564,488
                                                      ===========   ===========
Net (loss) income per share - diluted ..............  $     (0.05)  $      0.04
                                                      ===========   ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                Accumulated
                                                                    Capital in    Other
                                             Common Shares          Excess of  Comprehensive                              Total
                                             -------------             Par        Income       Retained     Treasury   Stockholders'
                                             Stock        Amount      Value      (Loss)        Earnings      Stock        Equity

                                          ---------    ----------    ----------   ----------   ----------   ----------   ----------
Balance at January 1, 2001 ...........    5,871,356    $    5,872    $7,264,860   $  104,485   $  774,993   $ (263,719)  $7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan....................       44,000            44         5,456                                               5,500

   Net unrealized depreciation
       of available-for-sale
       securities, net of income tax..                                               (33,756)                               (33,756)

   Net income ........................                                                            58,368                     58,368
                                                                                                                          ---------

   Comprehensive income ..............                                                                                       24,612
                                         ----------    ----------   ----------   ----------   ----------    ----------    ---------
Balance at December 31, 2001 .........    5,915,356         5,916     7,270,316       70,729      833,361     (263,719)    7,916,603

   Net unrealized depreciation
       of available-for-sale
       securities, net of income tax..                                               (78,983)                               (78,983)

   Net loss ..........................                                                           (265,722)                 (265,722)
                                                                                                                         ----------

   Comprehensive loss ................                                                                                     (344,705)
                                         ----------    ----------    ----------   ----------   ----------   ----------   ----------
Balance at March 31, 2002 ............    5,915,356    $    5,916    $7,270,316   $ (8,254)    $ 567,639    $(263,719)   $7,571,898
                                         ==========    ==========    ==========   ==========   ==========   ==========   ==========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                           2002         2001
                                                    ----------------------------
Operating activities:
--------------------
Net (loss) income ..................................  $  (265,722)  $   222,017
Adjustments to reconcile net (loss) income to cash
   (used in) provided by operating activities:
       (Amortization) accretion of investment
            discounts and premiums .................       11,038        (8,979)
       Policy acquisition costs amortized ..........    1,010,653     1,096,621
       Policy acquisition costs deferred ...........   (1,019,504)   (1,214,822)
       Amortization ................................       21,782        36,153
       Net realized loss on disposal of
           investments .............................        4,326          --
       (Increase) decrease in:
           Accrued investment income ...............      (25,433)       64,383
           Reinsurance recoverable .................     (136,074)      701,717
           Accounts receivable .....................      721,172      (429,724)
           Income tax recoverable ..................      (71,544)      (19,000)
           Other assets ............................       30,371       (49,166)
       Increase (decrease) in:
           Policy liabilities and accruals .........     (354,529)      512,961
           Derivative liability ....................       45,763       211,563
           Ceded reinsurance payable ...............   (1,200,352)      (82,882)
           Accounts payable and other liabilities ..      723,822        88,740
           Income tax payable ......................     (113,284)         --
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (617,515)    1,129,582
                                                      -----------   -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ................   (2,871,982)     (481,433)
       Proceed from sales - fixed maturities .......      996,875          --
       Purchase of - mortgage loan .................      (36,905)         --
Net payments on mortgage loans .....................          429           321
Other investment ...................................         --         (12,964)
                                                      -----------   -----------
Net cash used in investing activities ..............   (1,911,583)     (494,076)
                                                      -----------   -----------
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ...................................     (142,523)     (138,798)
Stock options exercised ............................         --           5,500
Net change in advances from affiliates .............       17,490          (639)
                                                      -----------   -----------
Net cash used in financing activities ..............     (125,033)     (133,937)
                                                      -----------   -----------
Increase (decrease) in cash and cash equivalents ...   (2,654,131)      501,569
Cash and cash equivalents, beginning of period .....    2,654,131       693,778
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $      --     $ 1,195,347
                                                      ===========   ===========

Supplemental cash flows disclosure:
Cash paid for interest .............................  $     2,451   $    24,498
                                                      -----------   -----------
Cash paid for income taxes .........................  $    47,928   $      --
                                                      ===========   ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to consolidated financial statements as of and for the years ended December 31, 2001 and 2000, included in the Company's Form 10-K for the year ended December 31, 2001 as filed with the United States Securities and Exchange Commission on March 31, 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     Marketable equity securities and debt securities not classified as "held-to-maturity" or "trading" are classified as "available-for-sale." Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of any related income taxes, reported as a separate component of stockholders' equity and of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in investment income.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Intangibles
     -----------

     Intangible  assets are stated at cost and principally  represent  purchased customer accounts and the excess of costs over the fair value of identifiable net assets acquired ("Goodwill"). Purchased customer accounts, noncompete agreements, and purchased contract agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Goodwill was being amortized on a straight-line basis over 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

     The carrying value of Goodwill and other intangible assets will be reviewed if circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on the fair value of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and intangibles is reduced to fair value. The amount of Goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

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

     Loss and Loss Adjustment Expenses
     ---------------------------------

     The liability for loss and loss adjustment expenses including incurred but not reported losses is based on the estimated ultimate cost of settling the claim using traditional paid and incurred loss development methods. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid loss and loss adjustment expenses are accrued when the related liability for unpaid losses is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to losses paid or in the process of settlement, such as internal costs of the claims function.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     The Company has recorded a deferred income tax asset of $562,184 and $499,145 at March 31, 2002 and December 31, 2001, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The inclusion of 54,700 and 45,300 outstanding stock options at March 31, 2002 and 2001, respectively, resulted in diluted earnings per share that was the same as basic earnings per share.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     New Accounting Standards
     ------------------------

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002. The Company adopted SFAS 144 effective January 1, 2002, and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

     Reclassifications
     -----------------

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 consolidated financial statement presentation.

3.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of March 31, 2002 and December 31, 2001, no payments could be made under the terms of the debenture.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


3.   Related Party Transactions (continued)
     --------------------------------------

     On March 8, 2002,  Cumberland purchased a residential mortgage from Francis
     M. Williams. Mr. Williams is Chairman of the Board of the Company. The principal balance on the loan was $36,906. Interest accrued through the date of sale was $129 at an annual interest rate of 7.5%. No prior liens exist related to taxes, assessments or other similar charges.

4.   Investments
     -----------

     The components of unrealized (depreciation) appreciation of investments recorded in stockholders' equity are as follows:

                                            ------------------------------------
                                            March 31, 2002     December 31, 2001
                                            ---------------    -----------------
     Fixed maturities, net of
       income tax .......................      $(8,254)            $70,729
                                           ====================================

5.   Income Taxes
     ------------

     The Company's provision for income taxes for the quarters ended March 31, 2002 and 2001 has been calculated using an effective rate of approximately 34%.

6.   Debt
     ----

     Affiliate
     ---------

     Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2002 and bears interest equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. On December 26, 2001, the Company made a principal note payment of $395,495 reducing the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the maturity date.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


6.   Debt (continued)
     ----------------

     Nonaffiliate
     ------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. The other note is due June 30, 2010 and bears interest 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through March 31, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that the effective interest rate was 6%, and principal payments became payable at $6,000 per month. On March 1, 2002, a final payment of $125,000 was made on the note due March 1, 2002.

7.   Intangibles
     -----------

     As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


7.   Intangibles (continued)
     -----------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------------------------

      Reported net earnings ....................    $   (265,722)    $   222,017
       Add: Goodwill amortization, net of tax ...           --            13,953
                                                    ------------     -----------
       Adjusted net earnings ....................   $   (265,722)    $   235,970
                                                    ------------     -----------

      Basic earnings per common share:
       Reported net earnings ....................   $      (0.05)    $      0.04
       Goodwill amortization, net of tax ........           --              --
                                                    ------------     -----------
       Adjusted net earnings ....................   $      (0.05)    $      0.04
                                                    ============     ===========

      Diluted earnings per common share:
       Reported tax earnings ....................   $      (0.05)    $      0.04
       Goodwill amortization, net of tax ........           --              --
                                                    ------------     -----------
       Adjusted net earnings ....................   $      (0.05)    $      0.04
                                                    ============     ===========

     The Company will complete and report the results of the transitional impairment tests in the Company's June 30, 2002 financial statements.

     Intangible assets are stated at cost and principally represent purchased customer accounts, noncompete agreements, purchased contract agreements, and the excess of costs over the fair value of identifiable net assets acquired ("Goodwill"). Prior to the implementation of SFAS No. 142, Goodwill was amortized on a straight-line basis over 15 years. All other intangible assets are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Purchased customer accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

     The carrying value of Goodwill and other intangible assets are reviewed periodically for impairment. If this review indicates that the intangible assets will not be recoverable, as determined based on the fair value of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and other intangible assets will be reduced by the estimated shortfall of cash flows.

     In accordance with Statement of Financial Accounting Standard 121 ("SFAS 121"), Goodwill and other long-lived assets that were capitalized in conjunction with the purchase of Associates Acquisition Corp., d/b/a Surety Associates were deemed impaired as of December 31, 2001 and an asset impairment charge of $437,418 was recorded.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


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

9.   Accounting for Derivative Instruments
     -------------------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at March 31, 2002 and December 31, 2001 is $2,024,654 and $1,978,891, respectively. The Company is not involved in any hedging activities. At March 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


10.  Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis consolidated financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of taxes of ($518,600) for the three months ended March 31, 2002. Statutory surplus (shareholders' equity) of these operations was $6,651,603 and $6,503,218 as of March 31, 2002 and December 31, 2001, respectively.

11.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income, other than net income, for the three months ended March 31, 2002 and March 31, 2001, respectively.

                                                    Consolidated Statements of
                                                      Comprehensive Income
                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                           2002          2001
                                                    ----------------------------
     Net (loss) income ............................   $  (265,722)    $ 222,017
     Other comprehensive (loss) income:
       Unrealized (depreciation) of available-
         for-sale securities arising during
         period, net of income tax.................       (89,123)      (95,579)
       Reclassification adjustment for
         losses included in net income,
         net of income tax ........................        10,140          --
                                                        ---------     ---------
     Comprehensive (loss) income ..................  $   (344,705)   $ 126,438
                                                        ==========    =========

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


12.  Contingencies
     -------------

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)


Forward-looking Statement Disclosure
------------------------------------

     All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations. These risks and uncertainties include, but are not limited to, changes in the market value of the Company's investments, increases in the Company's liability under derivative securities, losses on claims in excess of the Company's reserves, competition in the insurance industry, inability to recover from reinsurers for unpaid losses, unanticipated losses from litigation, the effects of new or existing government regulations, and the impact of new accounting pronouncements. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or development anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $19,800,000 at December 31, 2002. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,500,000 in the year 2002 subject to risk-based capital limitations.

     At March 31, 2002, $24,718,211 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 52 percent in cash and investments (including accrued investment income), 32 percent in receivables and reinsurance recoverables, 10 percent in intangibles and deferred policy acquisition costs and 6 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash (used in) provided by operating activities was ($617,515) and $1,129,582 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities during the first quarter of 2002 is attributed to loss from operations, increases in accounts payable and reinsurance recoverable offset by decreases in reinsurance payable and accounts receivable. Net cash provided by operating activities for the quarter ended March 31, 2001 is primarily attributed to a decrease in reinsurance recoverable and an increase in derivative liability, which are offset by an increase in accounts receivable and a decrease in policy liabilities and accruals.

     Net cash used in investing activities was $1,911,583 and $494,076 for the three months ended March 31, 2002, and 2001, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     As of March 31, 2002 the Company had sufficient capital resources to fund foreseeable future requirements.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001
            --------------------------------------------------------

     Direct,  assumed  and  ceded  premiums  for the first  quarter  of 2002 was consistent with the first three months of 2001. Net premium income for the period ended March 31, 2002 and 2001, was $3,085,161 and $3,084,697,
respectively.

     Net investment income for the period ending March 31, 2002 decreased by $27,449 when compared to the same period in 2001. The decrease is attributed to an overall decrease in interest rates earned on the bond and money market portfolio. Other income increased slightly ($3,126) when compared to the same period of 2001.

     During the three months ended March 31, 2002, loss and loss adjustment expenses increased by $978,867 when compared to the same period in 2001. The increase is primarily attributed to incurred losses and loss adjustment expenses on assumed business, net of reinsurance of $889,268. The large volume of assumed losses recognized in the first quarter of 2002 is due to a change in estimates based on information received from the Company's reinsurers. As a result of the large volume of paid losses in the first quarter ($1,976,420 for the first three months of 2002 as compared to $432,223 for the same period in 2001) reserves were strengthened.

     During the three months ended March 31, 2002, derivative expense decreased by $135,509 when compared to the same period in 2001. The change is attributed to the change in market values netted with the increase in the reserve for derivative valuation.

     During the three months ended March 31, 2002, amortization of deferred policy acquisition costs was $1,010,652 as compared to $1,096,621 for the same period in 2001. The amortization of deferred policy acquisition costs is 46% and 47% of written premiums for the three months ended March 31, 2002 and 2001, respectively.

     Operating expenses for the three months ended March 31, 2002 when compared to the same period in 2001 decreased by less than 1%. The Company's largest operating expense is salary and related expenses representing 53% and 51% of the total operating expense at March 31, 2002 and 2001, respectively. The Company goal for 2002 is maintaining consistency with prior year operating expenses without disruption of its marketing goals.

     Interest expense represents payment to two subsidiary agencies previous owners. The decrease in interest expense at March 31, 2002 is due to a decrease in the principal amount of the long-term debt.

     Income taxes in the three months ending March 31, 2002 and 2001 were calculated using effective rates of 33%, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001
            --------------------------------------------------------

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

     The Company reviews long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, the Company would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected therein; and therefore, might require the Company to record an impairment charge in the future.

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

Item 2.         MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
------                 CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001
            --------------------------------------------------------

     Critical Accounting Policies (continued)
     ----------------------------------------

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------      ----------------------------------------------------------

     The Company had approximately $12.6 million of investments as of March 31, 2002. These investments largely consist of state government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. These risks are mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has notes payable of approximately $1.1 million at an average interest rate of 8.6%. The terms of the note agreements are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

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

Item 2.        Changes in securities
------         ---------------------
               None

Item 3.        Defaults upon senior securities
------         -------------------------------

               None

Item 4.        Submission of matters to a vote of security holders
------         ---------------------------------------------------

               None

Item 5.        Other Information
------         -----------------

               None

Item 6.        Exhibits and reports on Form 8-K
------         --------------------------------

               (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

                         3(a) Articles of Incorporation*

                         3(b)   Bylaws*

               (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

               * Incorporated by referenced to the same exhibit number filed with the Registrant's Registration Statement on Form 10 (File No. 0-19727).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    May 15, 2002               By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    May 15, 2002               By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)