Form 10-Q
period 2002-06-30
CUMBERLAND TECHNOLOGIES INC
filed 2002-08-14
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

Florida                                                59-3094503
------------------------------------------------       -------------------------
(State  or other  jurisdiction  of incorporation)      (I.R.S. Employer
                                                        Identification No.)

4311 West Waters Avenue, Suite 501
Tampa, Florida                                         33614
------------------------------------------------       -------------------------
(Address of principal executive office)                (Zip code)

                                 (813) 885-2112
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 2002 was 5,915,356 shares.

                          CUMBERLAND TECHNOLOGIES, INC.

                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------
                                                                            Page
                                                                            ----

         Item 1.  Condensed Consolidated Balance Sheets at June 30, 2002
                    (unaudited) and December 31, 2001 .......................1-2

                  Condensed Consolidated Statements of Operations (unaudited)
                    for the six months ended June 30, 2002 and 2001 ...........3

                  Condensed Consolidated Statements of Operations (unaudited)
                    for the three months ended June 30, 2002 and 2001 .........4

                  Condensed Consolidated Statements of Stockholders' Equity for
                    the six months ended June 30, 2002  (unaudited) and
                    for the year ended December 31, 2001 ......................5

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the six months ended June 30, 2002 and 2001 ...........6

                  Notes to Condensed Consolidated Financial Statements
                    (unaudited).............................................7-18

        Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................19-24

        Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk...............................................25

PART II OTHER INFORMATION
------  -----------------

        Item 1.   Legal proceedings...........................................26

        Item 2.   Changes in securities.......................................26

        Item 3.   Defaults upon senior securities ............................26

        Item 4.   Submission of matters to a vote of security holders ........26

        Item 5.   Other information ..........................................26

        Item 6.   Exhibits and Reports of Form 8-k ...........................27

                  Signatures...............................................28-30

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS
------         --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                       -------------------------
                                                        June 30,    December 31,
                                                          2002          2001
                                                       -------------------------
                                                      (unaudited)
Investments:
-----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $10,022,619   $ 9,339,353
   Debt securities held-to-maturity at amortized
     cost (fair value, 2002 - $371,257
     2001 - $374,436) ..............................       359,700       359,475
   Mortgage loans on real estate, at unpaid
     principal .....................................       717,745       681,790
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    11,534,057    10,814,611

Cash and cash equivalents ..........................          --       2,654,131
Accrued investment income ..........................       159,562       154,527

Reinsurance recoverable ............................     3,959,638     3,124,052

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $60,089 and $13,750 at
     June 30, 2002 and December 31, 2001,
     respectively ..................................     3,315,202     4,615,327
   Affiliate .......................................        85,463        72,201
Income tax recoverable .............................       888,868          --
Deferred income tax asset ..........................       586,694       499,145
Deferred policy acquisition costs ..................     2,128,153     1,903,547
Intangibles, net ...................................       332,038       380,951
Goodwill ...........................................       134,000       152,780
Other investment ...................................       640,872       640,872
Other assets .......................................       678,013       371,893
                                                       -----------   -----------
                                                       $24,442,560   $25,384,037
                                                       ===========   ===========


            See notes to condensed consolidated financialstatements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    ----------------------------
                                                      June 30,      December 31,
                                                       2002            2001
                                                    ----------------------------
                                                     (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses ............   $  3,160,601    $ 4,113,232
   Derivative instruments .......................      2,904,658      1,978,891
   Unearned premiums ............................      6,123,048      5,582,640
Ceded reinsurance payable .......................        198,150      1,035,123
Accounts payable and other liabilities ..........      4,447,343      3,388,269
Income tax payable ..............................           --          113,284
Debt:
----
   Nonaffiliate .................................        491,417        651,940
   Affiliate ....................................        604,055        604,055
                                                    ------------    ------------
   Total liabilities ............................     17,929,272     17,467,434
                                                    ------------    ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued ......           --              --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued          5,916          5,916
   Capital in excess of par value ...............      7,270,316      7,270,316
   Accumulated other comprehensive income .......        146,478         70,729
   Retained earnings (deficit) ..................       (645,703)       833,361
                                                    ------------   -------------
                                                       6,777,007      8,180,322
   Less treasury stock, at cost, 318,112 shares         (263,719)      (263,719)
                                                    ------------   -------------
   Total stockholders' equity ...................      6,513,288      7,916,603
                                                    ------------   -------------
                                                    $ 24,442,560   $ 25,384,037
                                                    ============   =============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     ---------------------------
                                                     Six Months Ended June 30,
                                                         2002           2001
                                                    ----------------------------

Revenue:
-------
Direct premiums earned ..........................   $  7,011,536    $ 6,958,863
Assumed premiums earned .........................      1,868,583      1,531,775
Less ceded premiums .............................     (1,875,395)    (2,231,004)
                                                    ------------    ------------
Net premium income ..............................      7,004,724      6,259,634
Net investment income ...........................        246,485        299,596
Net realized investment losses ..................        (12,857)       (16,440)
Other income ....................................      1,071,459      1,073,073
                                                    ------------    ------------
Total revenue ...................................      8,309,811      7,615,863
                                                    ------------    ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses .............      3,969,319        962,693
Derivative expense ..............................      1,041,472        869,048
Amortization of deferred policy acquisition
    costs .......................................      2,315,653      2,038,957
Operating expenses ..............................      3,325,365      3,293,745
Interest expense ................................         19,063         87,979
                                                    ------------    ------------
Total expenses ..................................     10,670,872      7,252,422
                                                    ------------    ------------

(Loss) income before income tax (benefit) expense     (2,361,061)       363,441
Income tax  (benefit) expense ...................       (881,997)       114,826
                                                    ------------    ------------
Net (loss) income ...............................   $ (1,479,064)   $   248,615
                                                    ============    ============
Weighted average shares outstanding - basic .....      5,597,244      5,580,957
                                                    ============    ============
Net (loss) income per share - basic .............   $      (0.26)   $      0.04
                                                    ============    ============
Weighted average shares outstanding - diluted ...      5,597,244      5,650,457
                                                    ============    ============
Net (loss) income per share - diluted ...........   $      (0.26)   $      0.04
                                                    ============    ============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     ---------------------------
                                                     Three Months Ended June 30,
                                                         2002           2001
                                                     ---------------------------

Revenue:
-------
Direct premiums earned ...........................   $ 3,643,392    $ 3,573,710
Assumed premiums earned ..........................     1,076,037        780,760
Less ceded premiums ..............................      (799,866)    (1,179,533)
                                                     -----------    -----------
Net premium income ...............................     3,919,563      3,174,937
Net investment income ............................       118,000        143,662
Net realized investment losses ...................        (8,531)       (16,440)
Other income .....................................       468,895        473,635
                                                     -----------    -----------
Total revenue ....................................     4,497,927      3,775,794
                                                     -----------    -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............     2,319,623        291,864
Derivative expense ...............................       965,418        657,485
Amortization of deferred policy acquisition
    costs ........................................     1,305,000        942,336
Operating expenses ...............................     1,864,815      1,827,445
Interest expense .................................         1,510         25,660
                                                     -----------    -----------
Total expenses ...................................     6,456,366      3,744,790
                                                     -----------    -----------

(Loss) income before income tax (benefit) expense     (1,958,439)        31,004
Income tax  (benefit) expense ....................      (745,097)         4,406
                                                     -----------    -----------
Net (loss) income ................................   $(1,213,342)   $    26,598
                                                     ===========    ===========
Weighted average shares outstanding - basic ......     5,597,244      5,597,244
                                                     ===========    ===========
Net (loss) income per share - basic ..............   $     (0.22)   $      0.01
                                                     ===========    ===========
Weighted average shares outstanding - diluted ....     5,597,244      5,666,744
                                                     ===========    ===========
Net (loss) income per share - diluted ............   $     (0.22)   $      0.01
                                                     ===========    ===========




            See notes to condensed consolidated financial statements.

                           CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                 THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)



                                                             Capital in      Accumulated
                                       Common Shares         Excess of         Other        Retained                        Total
                                       -------------            Par         Comprehensive   Earnings      Treasury     Stockholders'
                                  Stock            Amount      Value          Income       (Deficit)       Stock          Equity
                                  ---------    -----------    -----------   -----------   -----------    -----------   -------------


Balance at January 1, 2001        5,871,356    $     5,872    $ 7,264,860   $   104,485   $   774,993    $  (263,719)   $ 7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan.............      44,000             44          5,456                                                     5,500

   Net unrealized depreciation
       of available-for-sale
       securities, net of
       income tax .............                                                 (33,756)                                    (33,756)

   Net income .................                                                                58,368                        58,368
                                                                                                                         -----------

   Comprehensive income .......                                                                                              24,612
                                  -----------    -----------   -----------   -----------    -----------    -----------   -----------
Balance at December 31, 2001      5,915,356          5,916      7,270,316        70,729       833,361       (263,719)     7,916,603

   Net unrealized appreciation
       of available-for-sale
       securities, net of
       income tax..............                                                  75,749                                      75,749

   Net loss ...................                                                            (1,479,064)                   (1,479,064)
                                                                                                                        -----------

   Comprehensive loss..........                                                                                          (1,403,315)
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance at June 30, 2002 ......  5,915,356     $    5,916     $ 7,270,316   $   146,478   $  (645,703)   $  (263,719)   $ 6,513,288
                                ===========    ===========    ===========   ===========   ===========    ===========    ============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       -------------------------
                                                       Six Months Ended June 30,
                                                          2002           2001
                                                       -------------------------
Operating activities:
--------------------
Net (loss) income .................................   $(1,479,064)   $   248,615
Adjustments to reconcile net (loss) income to cash
   (used in) provided by operating activities:
       (Amortization) accretion of investment
            discounts and premiums ................        18,300       (16,729)
       Policy acquisition costs amortized .........     2,315,653     2,038,957
       Policy acquisition costs deferred ..........    (2,540,259)   (2,344,824)
       Amortization ...............................        67,693        72,305
       Net realized loss on disposal of
           investments ............................        12,857        16,440
       (Increase) decrease in:
           Accrued investment income ..............        (5,035)       (5,104)
           Reinsurance recoverable ................      (835,586)      783,338
           Accounts receivable ....................     1,300,125    (1,665,749)
           Deferred income tax asset ..............       (87,549)          --
           Income tax recoverable .................      (914,092)      (67,800)
           Other assets ...........................      (306,120)     (143,247)
       Increase (decrease) in:
           Policy liabilities and accruals ........      (412,223)     (276,307)
           Derivative liability ...................       925,767     1,004,087
           Ceded reinsurance payable ..............      (836,973)      577,004
           Accounts payable and other liabilities .     1,059,075       433,548
           Income tax payable .....................      (113,284)          --
                                                      -----------    -----------
Net cash (used in) provided by operating activities    (1,830,715)      654,534
                                                      -----------    -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ...............    (3,172,826)   (1,228,810)
       Proceeds from fixed maturities .............     2,559,150       154,912
Securities held-to-maturity:
       Proceeds from sales - fixed maturities .....          --         865,000
       Purchase of - mortgage loan ................       (35,955)          --
       Short-term assets ..........................          --             649
Other investment ..................................          --         (22,629)
                                                      -----------    -----------
Net cash used in investing activities .............      (649,631)     (230,878)
                                                      -----------    -----------
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ..................................      (160,523)     (156,793)
Stock options exercised ...........................          --           5,500
Net change in advances from affiliates ............       (13,262)       (6,865)
                                                      -----------    -----------
Net cash used in financing activities .............      (173,785)     (158,158)
                                                      -----------    -----------
Increase (decrease) in cash and cash equivalents ..    (2,654,131)      265,498
Cash and cash equivalents, beginning of period ....     2,654,131       693,778
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $      --      $  959,276
                                                      ===========    ===========

Supplemental cash flows disclosure:
Cash paid for interest ............................   $     2,451    $   27,611
                                                      -----------    -----------
Cash paid for income taxes ........................   $   185,000    $   64,000
                                                      ===========    ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on April 1, 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Investments
     -----------

     The Company accounts for marketable securities in accordance with Statement
     No.  115,   "Accounting   for  Certain   Investments  in  Debt  and  Equity
     Securities."

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

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

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                          2002            2001
                                                    ----------------------------

     Reported net (loss) earnings ...............   $   (1,213,342)   $   26,598
       Add: Goodwill amortization, net of tax ...             --          13,953
                                                    --------------    ----------
       Adjusted net (loss) earnings .............   $   (1,213,342)   $   40,551
                                                    --------------    ----------

     Basic earnings per common share:
       Reported net (loss) earnings .............   $        (0.22)   $     0.01
       Goodwill amortization, net of tax ........             --             --
                                                    --------------    ----------
       Adjusted net (loss) earnings .............   $        (0.22)   $     0.01
                                                    ==============    ==========

     Diluted earnings per common share:
       Reported tax (loss) earnings .............   $        (0.22)   $     0.01
       Goodwill amortization, net of tax ........             --             --
                                                    --------------    ----------
       Adjusted net (loss) earnings .............   $        (0.22)   $     0.01
                                                    ==============    ==========

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)

     Intangibles (continued)
     ----------------------
                                                       Six Months Ended June 30,
                                                      --------------------------
                                                            2002         2001
                                                      --------------------------

     Reported net (loss) earnings ...............     $  (1,479,064) $   248,615
       Add: Goodwill amortization, net of tax ...             --          27,907
                                                      -------------  -----------
       Adjusted net (loss) earnings .............     $  (1,479,064) $   276,522
                                                      -------------  -----------

     Basic earnings per common share:
       Reported net (loss) earnings ..............    $       (0.26) $      0.05
       Goodwill amortization, net of tax .........            --             --
                                                      -------------  -----------
       Adjusted net (loss) earnings ..............    $       (0.26) $      0.05
                                                      =============  ===========

     Diluted earnings per common share:
       Reported tax (loss) earnings ..............    $       (0.26) $      0.05
       Goodwill amortization, net of tax .........            --             --
                                                      -------------  -----------
       Adjusted net (loss) earnings ..............    $       (0.26) $      0.05
                                                      =============  ===========

     The Company completed the transitional impairment tests and the results indicated that the fair value of goodwill was not materially different than the carrying value.

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

     The carrying value of Goodwill and other intangible assets are reviewed periodically for impairment. If this review indicates that the intangible assets will not be recoverable, as determined based on the fair value of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and other intangible assets will be reduced to approximate fair value.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

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

     Reinsurance
     -----------

     The Company assumes and cedes reinsurance and participates in various pools. The accompanying condensed consolidated financial statements reflect premiums, benefits and settlement expenses, and deferred policy acquisition costs, net of reinsurance ceded. Amounts recoverable from reinsurers for unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policies.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

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

     The Company has recorded a deferred income tax asset of $586,694 and $499,145 at June 30, 2002 and December 31, 2001, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Company excluded 54,700 outstanding stock options at June 30, 2002 in the computation of earnings per share, as the effect of these options would have been anti-dilutive. The inclusion of 45,300 outstanding stock options in the computation of earnings per share at June 30, 2001 resulted in diluted earnings per share that was the same as basic earnings per share.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Business Concentration
     ----------------------

     The majority of the Company's business relates to surety and performance bonds for contractors. Accordingly, the occurrence of adverse economic conditions in the contracting business could have a material adverse effect on the Company's business. The Company only requires collateral from surety bond customers if the customer meets between 80 percent to 99 percent of the Company's underwriting criteria. Customers that fail to meet at least 80 percent of the requirements are denied surety bonding.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     New Accounting Standards (continued)
     -----------------------------------

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on April 1, 2002, and the adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146 these charges were accrued at the time of commitment to exit or dispose and activity. The Company has not yet determined the impact of the adoption of this statement.

     Reclassifications
     -----------------

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 consolidated financial statement presentation.

3.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of June 30, 2002 and December 31, 2001, no payments could be made under the terms of the debenture.

     On March 8, 2002,  Cumberland purchased a residential mortgage from Francis
     M. Williams. Mr. Williams is Chairman of the Board of the Company. The principal balance on the loan was $36,906. Interest accrued through the date of acquisition was $129 at an annual interest rate of 7.5%. No prior liens exist related to taxes, assessments or other similar charges.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
         Fixed maturities, net of
             income tax....................   $     146,478    $         70,729
                                              =============    =================

5.   Income Taxes
     ------------

     The Company's provision for income taxes for the quarters ended June 30, 2002 and 2001 has been calculated using an effective rate of approximately 37.4% and 31.6%, respectively.

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

     Nonaffiliate
     ------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note is due March 1, 2002 and bears interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. The other note is due June 30, 2010 and bears interest 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through June 30, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that the effective interest rate was 6%, and principal payments became payable at $6,000 per month. On March 1, 2002, a final payment of $125,000 was made on the note due March 1, 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


7.   Reinsurance
     -----------

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

8.   Accounting for Derivative Instruments
     -------------------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at June 30, 2002 and December 31, 2001 is $2,904,658 and $1,978,891, respectively. The Company is not involved in any hedging activities. At June 30, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


9.   Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of taxes of ($1,679,537) for the six months ended June 30, 2002. Statutory surplus (shareholders' equity) of these operations was $5,148,613 and $6,503,218 as of June 30, 2002 and December 31, 2001, respectively.

10.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income, other than net income, for the six months ended June 30, 2002 and June 30, 2001, respectively.

                                                     Consolidated Statements of
                                                        Comprehensive Income
                                                     ---------------------------
                                                       Six Months Ended June 30,
                                                       2002             2001
                                                     ---------------------------
     Net (loss) income ..........................    $(1,479,064)    $   248,615
     Other comprehensive income:
       Unrealized appreciation of available-
         for-sale securities arising during
         period, net of income tax ..............         83,800          81,955
       Reclassification adjustment for (gains)
         losses included in net income,
         net of income tax ......................         (8,051)          2,716
                                                     -----------     -----------
    Comprehensive (loss) income .................    $(1,403,315)    $   333,286
                                                     ===========     ===========

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2002 (UNAUDITED)


11.  Contingencies
     -------------

     CCS has been named in a class action lawsuit in the United States District Court for the District of Colorado. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. On July 31, 2002, the District Court granted CCS's motion for summary judgment and dismissed the claims against CCS.

                          CUMBERLAND TECHNOLOGIES, INC.


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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $15,500,000 at December 31, 2002. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $1,900,000 in the year 2002 subject to risk-based capital limitations.

     At June 30, 2002, $24,442,560 of the Company's total assets calculated based on generally accepted accounting principles were comprised as follows: 48 percent in cash and investments (including accrued investment income), 30 percent in receivables and reinsurance recoverables, 6 percent in income tax recoverable and deferred tax asset, 10 percent in intangibles and deferred policy acquisition costs and 6 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash (used in) provided by operating activities was ($1,830,715) and $654,534 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities for the period ended June 30, 2002 is primarily attributed to loss from operations, a decrease in ceded reinsurance payable, an increase in reinsurance recoverable and is offset by increases in accounts payable and policy and derivative liabilities. Net cash provided by operating activities for the six months ended June 30, 2001 is primarily attributed to income from operations, a decrease in reinsurance recoverable and an increase in derivative liability which are offset by an increase in accounts receivable, derivative liability, and ceded reinsurance payable.

     Net cash used in investing activities was $649,631 and $230,878 for the six months ended June 30, 2002, and 2001, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     Net cash used in financing activities was $173,785 and $158,158 for the six months ended June 30, 2002 and 2001, respectively. Financing activities consist primarily of payments on long-term debt.

     It is anticipated that the liquidity requirements of the Company will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, and sales and maturities of investments. The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities.

     As of June 30, 2002, the Company believes that it has sufficient capital resources to fund its present capital requirements.

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

     Asset Impairment
     ----------------

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

     Derivatives
     -----------

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At December 31, 2001 and June 30, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


     Critical Accounting Policies (continued)
     ----------------------------------------

     Reserves for Unpaid Losses and Adjustment Expenses
     --------------------------------------------------

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

     Reinsurance
     -----------

     The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Premiums and loss and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance recoverable.

     Income Taxes
     ------------

     The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to insurance reserves, deferred policy acquisition costs and intangible assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001
              -----------------------------------------------------

     Direct, assumed and ceded premiums earned for the period ended June 30, 2002 exceeded premiums earned for the same period in 2001 by $745,090 or 12%. Net premium income for the period ended June 30, 2002 and 2001, was $7,004,724 and $6,259,634, respectively.

     Net investment income for the period ending June 30, 2002 decreased by $53,111 when compared to the same period in 2001. The decrease is attributed to an overall decrease in interest rates earned on the bond and money market portfolio. Other income for the period ended June 30, 2002 was consistent when compared to the same period of 2001.

     During the six months ended June 30, 2002, loss and loss adjustment expenses increased by $3,006,626 when compared to the same period in 2001. The increase is attributed to additional incurred losses and loss adjustment expenses on direct business and assumed business in the amount of $1,235,655 and $1,770,971, respectively. The increase in direct losses is attributed to one large claim failing to meet the Company's reinsurance treaty guidelines. The large volume of assumed losses incurred during the first six months of 2002 is due to a change in estimates based on information received from the Company's reinsurer. As a result of the unusually high volume of paid claims ($5,037,654 in the six months ended June 30, 2002 as compared to $2,006,861 for the same period in 2001) reserves were strengthened.

     During the six months ended June 30, 2002, derivative expense increased by $172,424 or 20% when compared to the same period in 2001. The change is attributed to an increase in the market value of the derivative liability requiring an increase in the liability for derivative valuation.

         During the six months ended June 30, 2002, amortization of deferred policy acquisition costs was $2,315,653 as compared to $2,038,957 for the same period in 2001. The amortization of deferred policy acquisition costs is 23% and 24% of written premiums for the six months ended June 30, 2002 and 2001, respectively.

     Operating expenses for the six months ended June 30, 2002 when compared to the same period in 2001 increased by 1%. The Company's largest operating expense is salary and related expenses representing 56% and 51% of the total operating expense at June 30, 2002 and 2001, respectively. The Company goal for 2002 is maintaining consistency with prior year operating expenses without disruption of its marketing goals.

     Interest expense represents payment to two subsidiary agencies previous owners. The decrease in interest expense for the six months ended June 30, 2002 is due to a decrease in the principal amount of the long-term debt.

     Income taxes in the six months ending June 30, 2002 and 2001 were calculated using effective rates of 37.4% and 31.6%, respectively. The variation in the income tax rate is attributable to tax-exempt interest in the prior year.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001
             -------------------------------------------------------


     Direct, assumed and ceded premiums for the second quarter of 2002 increased $744,626 or 23% when compared to the same period in 2001. Net premium income for the period ended June 30, 2002 and 2001, was $3,919,563 and $3,174,937, respectively.

     Net investment income for the period ending June 30, 2002 decreased by $25,662 when compared to the same period in 2001. The decrease is attributed to an overall decrease in interest rates earned on the bond and money market portfolio. Other income decreased slightly ($4,740) when compared to the same period of 2001.

     During the three months ended June 30, 2002, loss and loss adjustment expenses increased by $2,027,759 when compared to the same period in 2001. The increase is primarily attributed to incurred losses and loss adjustment expenses on direct and assumed business. Direct losses increase of $1,146,056 for the three months ended June 30, 2002 when compared to the same period in 2001 is primarily the result of an incurred claim not covered and the Company reinsurance treaty. Assumed losses increased by $881,703 for the three months ended June 30, 2002 representing claims incurred due to a change in estimates received from the Company's reinsurers. As a result, reserves were strengthened.

     During the three months ended June 30, 2002, derivative expense increased by $307,933 when compared to the same period in 2001. The change is attributed to an increase in the market value of the derivative liability requiring an increase in the liability for derivative valuation.

     During the three months ended June 30, 2002, amortization of deferred policy acquisition costs was $1,305,000 as compared to $942,336 for the same period in 2001. The amortization of deferred policy acquisition costs is 29% and 26% of written premiums for the three months ended June 30, 2002 and 2001, respectively. The 3% variance is attributed to the mix of business.

     Operating expenses for the three months ended June 30, 2002 when compared to the same period in 2001 increased by 2%. The Company's largest operating expense is salary and related expenses representing 58% and 51% of the total operating expense at June 30, 2002 and 2001, respectively. The Company goal for 2002 is maintaining consistency with prior year operating expenses while maintaining its marketing goals.

     Interest expense represents payment to two subsidiary agencies' previous owners. The decrease in interest expense for the three months ended June 30, 2002 is due to a decrease in the principal amount of the long-term debt.

     Income taxes in the three months ending June 30, 2002 and 2001 were calculated using annual effective rates of 38.0% and 14.2%, respectively.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    ----------------------------------------------------------

     The Company had approximately $11.5 million of investments as of June 30, 2002. These investments largely consist of state government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. The risk of defaults is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. The Company has notes payable of approximately $1.1 million at an average interest rate of 8.6%.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.        Legal proceedings
------         -----------------

               CCS has been named in a class action lawsuit. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. On July 31, 2002, the District Court granted CCS' motion for summary judgment and dismissed the claims against CCS.

Item 2.        Changes in securities
------         ---------------------

               None

Item 3.        Defaults upon senior securities
------         -------------------------------

               None

Item 4.        Submission of matters to a vote of security holders
------         ---------------------------------------------------

               None

Item 5.        Other  Information
------         ------------------

               On April 19, 2002, the Company received a letter from The Nasdaq Stock Market indicating that certain financial indicators as reported in the Company's December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market, including its current trading price and market float. Unless these indicators do improve by September 3, 2002, the Company's stock will be de-listed from Nasdaq. The Company common stock is currently eligible to trade on the OTC Bulletin Board, but will only be traded if a qualified member of NASD decides to sponsor the stock for trading.

                     ---------------------------------------

Item 6.        Exhibits and reports on Form 8-K
------         --------------------------------

               (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

                    3(a) Articles of Incorporation*

                    3(b) Bylaws*

                    99.1 Certification of Periodic Financial Reports

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


                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    August 14, 2002            By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    August 14, 2002            By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)