Form 10-Q
period 2002-09-30
CUMBERLAND TECHNOLOGIES INC
filed 2002-11-19
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from _________ to _________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                 59-3094503
-----------------------------------------------         ------------------------
(State  or other jurisdiction of incorporation)         (I.R.S. Employer
                                                        Identification No.)

4311 West Waters Avenue, Suite 501
Tampa, Florida                                          33614
----------------------------------------------          ------------------------
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

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 2002 was 5,596,744 shares.

                          CUMBERLAND TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX

PART I  FINANCIAL INFORMATION
------  ---------------------
                                                                            Page
                                                                            ----

        Item 1.   Condensed Consolidated Balance Sheets at
                   September 30, 2002(unaudited) and December 31, 2001.......1-2

                  Condensed  Consolidated Statements of Operations
                   (unaudited)for the nine months ended
                   September 30, 2002 and 2001.................................3

                  Condensed  Consolidated Statements of Operations
                   (unaudited)for the three months ended
                   September 30, 2002 and 2001.................................4

                  Condensed Consolidated Statements of Stockholders'
                   Equity for the nine months ended September 30, 2002
                   (unaudited)and for the year ended December 31, 2001.........5

                  Condensed Consolidated Statements of Cash Flows
                   (unaudited)for the nine months ended
                   September 30, 2002 and 2001.................................6

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)..............................................7-18

                  Forward-looking Statement Disclosure........................19

        Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................20-25

        Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk................................................26

        Item 4.   Controls and Procedures.....................................26

PART II OTHER INFORMATION
------- -----------------

        Item 1.   Legal proceedings...........................................27

        Item 2.   Changes in securities.......................................27

        Item 3.   Defaults upon senior securities.............................27

        Item 4.   Submission of matters to a vote of security holders.........27

        Item 5.   Other information...........................................27

        Item 6.   Exhibits and Reports of Form 8-k............................27

                  Signatures...............................................28-30

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS
------         --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------



                                                    ----------------------------
                                                     September 30,  December 31,
                                                       2002             2001
                                                    ----------------------------
                                                      (unaudited)
Investments:
-----------
   Securities available-for-sale at fair value:
     Debt securities ...............................   $ 8,962,071   $ 9,339,353
   Debt securities held-to-maturity at amortized
     cost (fair value, 2002 - $365,043
     2001 - $374,436) ..............................       359,700       359,475
   Mortgage loans on real estate, at unpaid
     principal .....................................       717,129       681,790
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................    10,472,893    10,814,611

Cash and cash equivalents ..........................     1,784,478     2,654,131
Accrued investment income ..........................       133,261       154,527

Reinsurance recoverable ............................     5,060,973     3,124,052

Accounts receivable:
   Nonaffiliate less allowance for doubtful
     accounts of $91,839 and $13,750 at
     September 30, 2002 and December 31, 2001,
     respectively ..................................     2,470,735     4,615,327
   Affiliate .......................................       101,851        72,201
Income tax recoverable .............................     1,056,625          --
Deferred income tax asset ..........................       680,651       499,145
Deferred policy acquisition costs ..................     1,965,043     1,903,547
Intangibles, net ...................................       310,255       380,951
Goodwill ...........................................       134,000       152,780
Other investment ...................................       640,872       640,872
Other assets .......................................       355,029       371,893
                                                       -----------   -----------
                                                       $25,166,666   $25,384,037
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    ----------------------------
                                                    September 30,   December 31,
                                                        2002            2001
                                                    ----------------------------
                                                                  (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expenses ............   $  3,716,559    $ 4,113,232
   Derivative instruments .......................      4,329,300      1,978,891
   Unearned premiums ............................      5,535,838      5,582,640
Ceded reinsurance payable .......................        101,709      1,035,123
Accounts payable and other liabilities ..........      4,857,039      3,388,269
Income tax payable ..............................           --          113,284
Debt:
----
   Nonaffiliate .................................        475,334        651,940
   Affiliate ....................................        604,055        604,055
                                                    ------------    ------------
   Total liabilities ............................     19,619,834     17,467,434
                                                    ------------    ------------
Stockholders' equity:
--------------------
   Preferred stock, $.001 par value; 10,000,000
       shares authorized, no shares issued ......           --              --
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued          5,916          5,916
   Capital in excess of par value ...............      7,270,316      7,270,316
   Accumulated other comprehensive income .......        279,588         70,729
   Retained earnings (deficit) ..................     (1,745,269)       833,361
                                                    ------------    ------------
                                                       5,810,551      8,180,322
                                                    ------------    ------------
   Less treasury stock, at cost, 318,612  shares        (263,719)      (263,719)
                                                    ------------    ------------
   Total stockholders' equity ...................      5,546,832      7,916,603
                                                    ------------    ------------
                                                    $ 25,166,666    $25,384,037
                                                    ============    ============





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               ---------------------------------
                                                 Nine Months Ended September 30,
                                                     2002              2001
                                               ---------------------------------

Revenue:
-------
Direct premiums earned .........................   $ 10,734,758    $ 10,621,463
Assumed premiums earned ........................      2,828,414       2,674,256
Less ceded premiums ............................     (2,458,760)     (3,432,921)
                                                   ------------    ------------
Net premium income .............................     11,104,412       9,862,798
Net investment income ..........................        373,411         462,343
Net realized investment gains (losses) .........         14,851         (10,012)
Other income ...................................      1,611,878       1,371,117
                                                   ------------    ------------
Total revenue ..................................     13,104,552      11,686,246
                                                   ------------    ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............      6,253,934       2,022,001
Derivative expense .............................      2,505,923       1,463,908
Amortization of deferred policy acquisition
    costs ......................................      3,294,236       3,130,794
Operating expenses .............................      4,781,024       4,912,356
Interest expense ...............................         27,369         126,144
                                                   ------------    ------------
Total expenses .................................     16,862,486      11,655,203
                                                   ------------    ------------

(Loss) income before income tax benefit expense      (3,757,934)         31,043
Income tax  benefit ............................     (1,179,304)        (16,253)
                                                   ------------    ------------
Net (loss) income  .............................   $ (2,578,630)   $     47,296
                                                   ============    ============
Weighted average shares outstanding - basic ....      5,597,244       5,586,445
                                                   ============    ============
Net  (loss) income  per share - basic ..........   $      (0.46)           0.01
                                                   ============    ============
Weighted average shares outstanding - diluted ..      5,597,244       5,666,744
                                                   ============    ============
Net (loss) income  per share - diluted .........   $      (0.46)           0.01
                                                   ============    ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                --------------------------------
                                                Three Months Ended September 30,
                                                     2002               2001
                                                --------------------------------

Revenue:
-------
Direct premiums earned ...........................   $ 3,723,222    $ 3,662,600
Assumed premiums earned ..........................       959,831      1,142,481
Less ceded premiums ..............................      (583,365)    (1,201,917)
                                                     -----------    -----------
Net premium income ...............................     4,099,688      3,603,164
Net investment income ............................       126,927        162,748
Net realized investment gains ....................        27,708          6,428
Other income .....................................       540,419        441,332
                                                     -----------    -----------
Total revenue ....................................     4,794,742      4,213,672
                                                     -----------    -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............     2,284,615      1,059,308
Derivative expense ...............................     1,464,451        594,860
Amortization of deferred policy acquisition
    Costs ........................................       978,582      1,235,126
Operating expenses ...............................     1,455,660      1,618,611
Interest expense .................................         8,306         38,164
                                                     -----------    -----------
Total expenses ...................................     6,191,614      4,546,069
                                                     -----------    -----------

Loss before income tax benefit ...................    (1,396,872)      (332,397)
Income tax benefit ...............................      (297,307)      (131,079)
                                                     -----------    -----------
Net loss .........................................   $(1,099,565)   $  (201,318)
                                                     ===========    ===========
Weighted average shares outstanding - basic ......     5,597,244      5,597,244
                                                     ===========    ===========
Net loss per share - basic .......................   $     (0.20)   $     (0.04)
                                                     ===========    ===========
Weighted average shares outstanding - diluted ....     5,597,244      5,666,744
                                                     ===========    ===========
Net loss per share - diluted .....................   $     (0.20)   $     (0.04)
                                                     ===========    ===========




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001



                                                              Capital in   Accumulated
                                    Common Shares              Excess of      Other        Retained                       Total
                                    -------------                Par      Comprehensive    Earnings     Treasury       Stockholders'
                                 Stock           Amount         Value        Income        (Deficit)      Stock           Equity
                                 -----------     ----------   ----------  ------------    ---------     -----------    -------------

Balance at January 1, 2001 ...     5,871,356    $     5,872    $ 7,264,860   $   104,485   $   774,993   $  (263,719)   $ 7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan............        44,000             44          5,456                                                   5,500


   Net unrealized depreciation
       of available-for-sale
       securities, net of
       income tax.............                                                   (33,756)                                   (33,756)


   Net income ................                                                                 58,368                        58,368
                                                                                                                         -----------

   Comprehensive income ......                                                                                               24,612
                                 -----------    -----------   ------------   -----------   -----------    -----------     ----------
Balance at December 31, 2001..     5,915,356          5,916      7,270,316        70,729       833,361      (263,719)     7,916,603

   Net unrealized appreciation
       of available-for-sale
       securities, net of
       income tax.............                                                   208,859                                    208,859


   Net loss ..................                                                              (2,578,630)                  (2,578,630)
                                                                                                                         -----------

   Comprehensive loss.........                                                                                           (2,369,771)
                                 -----------    ------------   ------------  -----------   -----------    -----------    -----------

Balance at September 30, 2002      5,915,356     $     5,916   $  7,270,316  $   279,588   $(1,745,269)   $  (263,719)  ($5,546,832)
                                 ===========    ============   ============  ===========   ===========    ===========    ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                     2002              2001
                                                 -------------------------------
Operating activities:
--------------------
Net (loss) income .................................   $(2,578,630)   $   47,296
Adjustments to reconcile net (loss) income to cash
   (used in) provided by operating activities:
       (Amortization) accretion of investment
            discounts and premiums ................        23,414       (21,342)
       Policy acquisition costs amortized .........     3,294,236     3,130,794
       Policy acquisition costs deferred ..........    (3,355,732)   (3,253,496)
       Amortization ...............................        89,476       108,458
       Net realized (gain) loss on disposal of
           investments ............................       (14,851)       10,012
       (Increase) decrease in:
           Accrued investment income ..............        21,266        21,478
           Reinsurance recoverable ................    (1,936,921)      367,444
           Accounts receivable ....................     2,144,592      (617,988)
           Income tax recoverable .................    (1,056,625)       25,428
           Deferred income tax asset ..............      (271,623)         --
           Other assets ...........................        16,864      (148,889)
       Increase (decrease) in:
           Policy liabilities and accruals ........      (443,475)     (351,356)
           Derivative liability ...................     2,350,409     1,773,914
           Ceded reinsurance payable ..............      (933,414)      862,474
           Accounts payable and other liabilities .     1,468,770       344,941
           Income tax payable .....................      (113,284)          --
                                                      -----------    -----------
Net cash (used in) provided by operating activities    (1,295,528)    2,299,168
                                                      -----------    -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ...............    (3,172,826)   (2,940,621)
       Proceeds from fixed maturities .............     3,840,296       804,960
Securities held-to-maturity:
       Proceeds from fixed maturities .............          --         865,000
       Purchase - mortgage loan ...................       (35,339)          982
Other investment ..................................          --         (27,054)
                                                      -----------    -----------
Net cash provided by (used in) investing activities       632,131    (1,296,733)
                                                      -----------    -----------
Financing activities:
--------------------
Payments on debt, affiliate and
   non-affiliate ..................................      (176,606)     (156,799)
Stock options exercised ...........................          --           5,500
Net change in advances from affiliates ............       (29,650)      (39,838)
                                                      -----------    -----------
Net cash used in financing activities .............      (206,256)     (191,137)
                                                      -----------    -----------
Increase (decrease) in cash and cash equivalents ..      (869,653)      811,298
Cash and cash equivalents, beginning of period ....     2,654,131       693,778
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $ 1,784,478    $1,505,076
                                                      ===========    ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest ............................   $     2,451    $   30,724
                                                      -----------    -----------
Cash paid for income taxes ........................   $   214,300    $ (166,681)
                                                      ===========    ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on April 1, 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        2002            2001
                                                --------------------------------

     Reported net loss .....................        $(1,099,565)    $  (201,318)
       Add: Goodwill amortization,
        net of income tax...................               --            13,953
                                                    -----------     -----------
     Adjusted net loss .....................        $(1,099,565)    $  (187,365)
                                                    -----------     -----------

     Basic earnings per common share:
       Reported net loss ...................        $     (0.20)    $     (0.04)
       Goodwill amortization,
         net of income tax .................                --              --
                                                    -----------     ------------
     Adjusted net loss .....................        $     (0.20)    $     (0.04)
                                                    ===========     ===========

    Diluted earnings per common share:
      Reported net loss ........................    $     (0.20)    $     (0.04)
      Goodwill amortization,
        net of income tax ......................           --              --
                                                    -----------     -----------
    Adjusted net loss ..........................    $     (0.20)    $     (0.04)
                                                    ===========     ===========

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Intangibles (continued)
     ----------------------
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                         2002             2001
                                                 -------------------------------

    Reported net (loss) earnings ...............    $ (2,578,630)     $  47,296
      Add: Goodwill amortization,
        net of income tax ......................             --          41,860
                                                    -------------     ----------
    Adjusted net (loss) earnings ...............    $ (2,578,630)     $  89,156
                                                    -------------     ----------

    Basic earnings per common share:
      Reported net (loss) earnings .............    $      (0.46)     $    0.01
      Goodwill amortization,
        net of income tax ......................             --            0.01
                                                    -------------     ----------
    Adjusted net (loss) earnings ...............    $      (0.46)     $    0.02
                                                    =============     ==========

    Diluted earnings per common share:
      Reported net (loss) earnings .............    $      (0.46)     $    0.01
      Goodwill amortization,
        net of income tax ......................             --            0.01
                                                    -------------     ----------
    Adjusted net (loss) earnings ...............    $      (0.46)     $    0.02
                                                    =============     ==========

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

     The carrying values of Goodwill and other intangible assets are reviewed periodically for impairment. If this review indicates that the intangible assets will not be recoverable, as determined based on the fair value of the entity acquired over the remaining amortization period, the Company's carrying value of the Goodwill and other intangible assets will be reduced to approximate fair value.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 effective January 1, 2001 which establishes accounting and reporting standards for derivative instruments. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses. At December 31, 2001 and September 30, 2002, the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001.

     Unearned Premiums
     -----------------

     Unearned premiums are deferred and amortized on a pro-rata basis.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Company excluded 54,700 outstanding stock options for the three months and nine months ended September 30, 2002 in the computation of earnings per share, as the effect of these options would have been anti-dilutive. The inclusion of 45,300 outstanding stock options in the computation of earnings per share at September 30, 2001 resulted in diluted earnings per share that was the same as basic earnings per share.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


3.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. Interest and principal payments are subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. As of September 30, 2002 and December 31, 2001, no payments could be made under the terms of the debenture.

     On March 8, 2002,  Cumberland purchased a residential mortgage from Francis
     M. Williams. Mr. Williams is Chairman of the Board of the Company. The principal balance on the loan was $36,906. Interest accrued through the date of acquisition was $129 at an annual interest rate of 7.5%. No prior liens exist related to taxes, assessments or other similar charges.

4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                               September 30,        December 31,
                                                   2002                 2001
                                               -------------       -------------
        Fixed maturities, net of
           income tax .....................    $    344,481        $     70,729
                                               =============       =============

5.   Income Taxes
     ------------

     The Company has recorded a deferred income tax asset of $680,651 and $499,145 net of a valuation allowances of $200,000 and $-0- at September 30, 2002 and December 31, 2001, respectively. A valuation allowance has been recognized for the deferred income tax asset as cumulative losses create uncertainty about the realization of the benefits in future years.

     The Company's provision for income taxes for the period ended September 30, 2002 and 2001 has been calculated using an effective rate of approximately 34%, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


6.   Debt
     ----

     Affiliate
     ---------

     Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2002 and bears interest equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. On December 26, 2001, the Company made a principal note payment of $395,495 reducing the outstanding balance on the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the maturity date.

     Nonaffiliate
     ------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note was due March 1, 2002 bearing interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. On March 1, 2002, a final payment of $125,000 was made on the note due March 1, 2002. The other note is due June 30, 2010 and bears interest at 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through June 30, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that the effective interest rate was 6%, and principal payments became payable at $6,000 per month.

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

                         SEPTEMBER 30, 2002 (UNAUDITED)



8.   Accounting for Derivative Instruments
     -------------------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value, net of reinsurance, of the derivative instrument at September 30, 2002 and December 31, 2001 is $4,329,300 and $1,978,891,
     respectively. The Company is not involved in any hedging activities. At September 30, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001.

9.   Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of income taxes of ($1,589,521) for the nine months ended September 30, 2002. Statutory surplus (shareholders' equity) of these operations was $5,107,267 and $6,503,218 as of September 30, 2002 and December 31, 2001, respectively.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 (UNAUDITED)


10.  Comprehensive Income
     --------------------

     Comprehensive (loss) income is defined as any change in equity from transactions and other events originating from nonowner sources. In the Company's case, those changes are principally comprised of reported net income and changes in the unrealized appreciation and depreciation of the Company's available-for-sale securities. SFAS No. 130 requires that the Company report all components of comprehensive income. The following summaries present the components of comprehensive income, other than net income, for the nine months ended September 30, 2002 and September 30, 2001, respectively.

                                                  Consolidated Statements of
                                                      Comprehensive Income
                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                        2002             2001
                                                 -------------------------------
     Net (loss) income........................... $ (2,578,630)    $     47,296
         Other comprehensive income:
           Unrealized appreciation of available-
             for-sale securities arising during
             period, net of income tax...........      176,324       326,096
           Reclassification adjustment for (gains)
             losses included in net income,
             net of income tax...................       32,535        31,354
                                                  ------------     -------------
         Comprehensive (loss) income............. $ (2,369,771)    $    404,746
                                                  ============     =============
11.  Contingencies
     -------------

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

                          CUMBERLAND TECHNOLOGIES, INC.


Forward-looking Statement Disclosure
------------------------------------

     All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, changes in business strategy or plans, the availability and price of reinsurance, the Company's ability to pass on price increases, plans to install the Bond-Pro(R) program in independent insurance agencies, the impact of insurance laws and regulation, the availability of financing, reliance on-key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations. These risks and uncertainties include, but are not limited to, changes in the market value of the Company's investments, increases in the Company's liability under derivative securities, losses on claims in excess of the Company's liability for loss and loss adjustment expenses, competition in the insurance industry, inability to recover from reinsurers for unpaid losses, unanticipated losses from litigation, the effects of new or existing government regulations, and the impact of new accounting pronouncements. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or development anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners ("NAIC") and promulgated by the Florida Department of Insurance, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $15,300,000 at December 31, 2002. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $1,900,000 in the year 2002 subject to risk-based capital limitations.

     At September 30, 2002, $25,166,666 of the Company's total assets calculated based on generally accepted accounting principles in the United States of America were comprised as follows: 49 percent in cash and investments (including accrued investment income), 30 percent in receivables and reinsurance recoverables, 7 percent in income tax recoverable and deferred income tax asset, 9 percent in intangibles and deferred policy acquisition costs and 5 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash (used in) provided by operating activities was ($1,295,528) and $2,299,168 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities for the period ended September 30, 2002 is primarily attributed to an increase in policy liabilities and is offset by increases in deferred income tax asset and income taxes recoverable. Net cash provided by operating activities for the nine months ended September 30, 2001 is primarily attributed to a decrease in reinsurance recoverable and an increase in derivative liability which are offset by an increase in accounts receivable and a decrease in policy liabilities and accruals.

     Net cash  provided  by (used in)  investing  activities  was  $632,131  and
($1,296,733) for the nine months ended September 30, 2002, and 2001, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     Net cash used in  financing  activities  was  $206,256 and $191,137 for the
nine  months  ended  September  30,  2002  and  2001,  respectively.   Financing
activities consist primarily of payments on long-term debt.

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

     As of September 30, 2002, the Company believes that it has sufficient capital resources to fund its present capital requirements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
                   ------------------------------------------

     Management of the Company is considering a possible "going private" transaction, which might involve a reverse stock split or a stock repurchase program. Any such transaction would be reviewed and approved by the Board of Directors of the Company prior to completion, and may require shareholder approval. The actual amount of funds needed to implement a transaction is not known, but management believes that it would not have a material impact on the financial condition of the Company. However, any such transaction may have the effect of enabling the Company to terminate the resignation of its common stock, and its reporting obligations, under the Securities Exchange Act of 1934.

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

     Derivatives
     -----------

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At December 31, 2001 and September 30, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Critical Accounting Policies (continued)
     ---------------------------------------

     Reserves for Unpaid Losses and Adjustment Expenses
     --------------------------------------------------

     The liability for loss and loss adjustment expenses including incurred but not reported losses is based on the estimated ultimate cost of settling the claim using traditional paid and incurred loss development methods. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liabilities for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations. A liability for all costs expected to be incurred in connection with the settlement of unpaid loss and loss adjustment expenses is accrued. Loss adjustment expenses include costs associated directly with specific claims paid or in the process of settlement, such as legal and adjusters' fees. Loss adjustment expenses also include other costs that cannot be associated with specific claims but are related to losses paid or in the process of settlement, such as internal costs of the claims function. The Company does not discount its liability for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration. The Company does not consider investment income in determining if a premium deficiency relating to short duration contracts exists.

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

     Income Taxes
     ------------

     The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to certain insurance liabilities, deferred policy acquisition costs and intangible assets. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment. A valuation allowance to reduce deferred income tax assets is established when deemed appropriate.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           -----------------------------------------------------------

     Direct, assumed and ceded premiums earned for the period ended September 30, 2002 exceeded premiums earned for the same period in 2001 by $1,241,615 or 13%. Net premium income earned for the nine months ended September 30, 2002 and 2001, was $11,104,413 and $9,862,798, respectively.

     Net investment income for the nine months ended September 30, 2002 decreased by $88,932 when compared to the same period in 2001. The decrease is attributed to an overall decrease in interest rates earned on the bond and money market portfolio. Other income for the nine months ended September 30, 2002 when compared to the same period of 2001 increased by $240,761. The increase is primarily attributed to the Company's claims consulting subsidiary.

     During the nine months ended September 30, 2002, loss and loss adjustment expenses increased by $4,231,933 when compared to the same period in 2001. The increase is attributed to additional incurred losses and loss adjustment expenses on direct business and assumed business in the amount of $3,544,329 and $687,603, respectively. The volume of direct and assumed losses is attributed to the increase of claims submitted and paid for the nine months ended September 30, 2002 resulting in the subsequent increase in the liability for loss and loss adjustment expenses. The ratio of losses and loss adjustment expenses incurred as a percentage of earned premiums is 56% for the period ending September 30, 2002 as compared to 21% for the same period in 2001.

     During the nine months ended September 30, 2002, derivative expense increased by $1,042,015 when compared to the same period in 2001. The change is attributed to an increase in the market value of the derivative liability requiring an increase in the liability for derivative valuation. The Company anticipates that there may be additional future increases in the derivative liability, which could cause an adverse effect on the Company's financial results in the periods affected.

     During the nine months ended September 30, 2002, amortization of deferred policy acquisition costs was $3,294,236 as compared to $3,130,794 for the same period in 2001. The amortization of deferred policy acquisition costs represents 24% and 23% of written premiums for the nine months ended September 30, 2002 and 2001, respectively.

     Operating expenses for the nine months ended September 30, 2002 when compared to the same period in 2001 decreased $131,332 or 3%. The Company's largest operating expense is salary and related expenses representing 54% and 50% of the total operating expense for the nine months ended September 30, 2002 and 2001, respectively. The Company goal for 2002 is maintaining consistency with prior year operating expenses without disruption of its marketing goals.

     Interest expense represents payment to two subsidiary agencies previous owners. The decrease in interest expense for the nine months ended September 30, 2002 is due to a decrease in the principal amount of the long-term debt.

     Income taxes in the nine months ending September 30, 2002 and 2001 were calculated using effective rate of 34%, respectively.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
          ------------------------------------------------------------

     Direct, assumed and ceded premiums for the third quarter of 2002 increased $496,524 or 14% when compared to the same period in 2001. Net premium income for the period ended September 30, 2002 and 2001, was $4,099,688 and $3,603,164,
respectively.

     Net investment income for the three months ended September 30, 2002 decreased by $35,821 when compared to the same period in 2001. The decrease is attributed to an overall decrease in interest rates earned on the bond and money market portfolio. Other income increased by $99,087 or 22% when compared to the same period of 2001 and is primarily attributed to the Company's claims consulting subsidiary.

     During the three months ended September 30, 2002, loss and loss adjustment expenses increased by $1,225,307 when compared to the same period in 2001. The increase is attributed to incurred losses and loss adjustment expenses on direct and assumed business. Incurred claims as a percentage of earned premiums were 30% and 29% for the period ending September 30, 2002 and 2001, respectively.

     During the three months ended September 30, 2002, derivative expense increased by $869,591 when compared to the same period in 2001. The change is attributed to an increase in the market value of the derivative liability requiring an increase in the liability for derivative valuation. The Company anticipates that there may be additional future increases in the derivative liability, which could cause an adverse effect on the Company's financial results in the periods affected.

     During the three months ended September 30, 2002, amortization of deferred policy acquisition costs was $978,583 as compared to $1,235,126 for the same period in 2001. The amortization of deferred policy acquisition costs is 24% and 26% of written premiums for the three months ended September 30, 2002 and 2001, respectively.

     Operating expenses for the three months ended September 30, 2002 when compared to the same period in 2001 decreased by $162,951 or 10%. The Company goal for 2002 is maintaining consistency with prior year operating expenses while maintaining its marketing goals.

     Interest expense represents payment to two subsidiary agencies' previous owners. The decrease in interest expense for the three months ended September 30, 2002 is due to a decrease in the principal amount of the long-term debt.

     Income taxes in the three months ended September 30, 2002 and 2001 were calculated using annual effective rate of 34%, respectively.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    ----------------------------------------------------------

     The Company had approximately $10.5 million of investments as of September 30, 2002. These investments largely consist of government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. The risk of defaults is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. The Company has notes payable of approximately $1.1 million at an average interest rate of 8.6%.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value, net of reinsurance, of the derivative instrument at September 30, 2002 and December 31, 2001 is $4,329,300 and $1,978,891, respectively. The Company is not involved in any hedging activities. At September 30, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The value of the derivative liability increases in proportion to the volatility in the marketplace.

Item 4.   CONTROLS AND PROCEDURES
------    -----------------------

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal proceedings
------    -----------------

          CCS was named as a defendant in a class action lawsuit in the United States District Court for the District of Colorado. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. On July 31, 2002, the District Court granted CCS' motion for summary judgment and dismissed the claims against CCS.

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

          (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

               3(a) Articles of Incorporation*

               3(b) Bylaws*

          (b) On September 12, 2002 the Company filed a Form 8-K to announce that it will be delisted from the NASDAQ SmallCap Market.

               On   October  3, 2002 the  Company  filed a Form 8-K to  announce that it will be listed on the Nasdaq OTC Bulletin Board.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CUMBERLAND TECHNOLOGIES, INC.


Date:    November 19, 2002          By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    November 19, 2002          By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                          CUMBERLAND TECHNOLOGIES, INC.

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------


I Joseph M. Williams, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Cumberland
     Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosures  controls  and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002                      By:  /s/  Joseph M. Williams
                                              ----------------------------------
                                              Joseph M. Williams
                                              President and Treasurer

                          CUMBERLAND TECHNOLOGIES, INC.

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------


I Carol S. Black, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Cumberland
     Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosures  controls  and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002                   By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Quarterly Report of Cumberland Technologies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Joseph
M. Williams, President and Treasurer, hereby certifies pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sabanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  November 19, 2002                    By:  /s/  Joseph M. Williams
                                            ------------------------------------
                                            Joseph M. Williams
                                            President and Treasurer

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with the Quarterly Report of Cumberland Technologies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Carol
S. Black, Secretary and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sabanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  November 19, 2002                   By:  /s/ Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer