Form 10-K
period 2002-12-31
CUMBERLAND TECHNOLOGIES INC
filed 2003-05-06
CIK 882087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[Mark One]

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                              59-3094503
     ---------------------------_----------------------   ----------------------
         (State or other jurisdiction of incorporation)   (I.R.S. Employer
                                                          Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                       33614
     --------------------------------------------------   ----------------------
     (Address of principal executive offices)             (Zip Code)

                                 (813) 885-2112
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class               Name of each exchange on which registered
     -------------------               -----------------------------------------
     Common Stock                      The Over The Counter Bulletin Board

           Securities registered pursuant to Section12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

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

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

                                    $216,120
                                 ---------------
Aggregate market value of voting stock (Common Stock) held by nonaffiliates of the Registrant as of March 6, 2003

                5,597,244 shares of Common Stock $.001 par value
        ----------------------------------------------------------------
        Number of shares of Common Stock outstanding as of March 6, 2003

                    Documents incorporated by reference: NONE

                                     PART I
                                     ------

     Item 1.    Business
     ------     --------

     General
     -------

     Cumberland Technologies, Inc. ("CTI" or "the Company"), (f/k/a Cumberland Holdings, Inc.) a Florida corporation, was formed on November 18, 1991, to be a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KC"). Effective October 1, 1992, KC contributed all of the outstanding common stock of two of its wholly-owned subsidiaries, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI") to CTI. KC then distributed to its stockholders CTI's common stock on the basis of one share of common stock of CTI for each five shares of KC common stock and Class B common stock owned (the "Distribution"). Cumberland Technologies, Inc., ("the Company") is a holding company engaged through its subsidiaries, Cumberland Casualty & Surety Company ("CCS"), Surety Specialists, Inc. ("SSI"), The Surety Group, Inc. ("SG"), Associates Acquisition Corp. d/b/a Surety Associates ("SA") and Qualex Consulting Group, Inc. ("Qualex") in the delivery of specialty surety and insurance services. Surety services include underwriting surety bonds on a direct and assumed basis, surety consulting and the development of surety software. Insurance services include the underwriting of specialty and other liability insurance products. In addition, the Company conducts its business through a number of independent agencies which focus on selling and delivering surety insurance products to consumers. Because the need to advance technologically in the delivery of insurance products, the Company developed a software product called Bond-Pro(R). This patented surety issuance system increases the speed that surety agents deliver their products to the customer and financially report those transactions to the carrier, while reducing operating costs. The Company's business strategy is to continue the underwriting focus of each of its operating subsidiaries and to achieve growth through the expanded licensing of Bond-Pro(R).

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

     The percentages of gross revenue generated by the Company's subsidiaries for the year ended December 31, 2002 are as follows:

         Subsidiary                              Revenue Percentage
         ----------                              ------------------

         CCS............................              87%
         Qualex.........................              10%
         SA.............................               1%
         SG.............................               2%
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

     Surety Products
     ---------------

     CCS underwrites a wide variety of surety bonds for small to medium size surety accounts. CCS also assumes underwriting risk from other surety companies under various reinsurance arrangements. Contract surety bonds center primarily on performance and payment bonds issued for the construction industry. The bonds guarantee that a contractor will fulfill their obligations, with respect to performing the scope of work defined in the contract and fulfilling their financial obligations. CCS's typical bond is less than $200,000 with aggregate ongoing work of $500,000. These bonds are marketed through independent insurance agencies specializing in this type of coverage to general contractors, sub-contractors and specialty contractors.

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

     On surety or insurance products sold directly by CCS, exposure to loss would be the penal amount of the bond, less any portion for which CCS has obtained reinsurance. On reinsurance, CCS's exposure to loss would be limited by the amount of reinsurance provided. Reinsurance does not relieve an insurer of its liability to the policyholder for the full amount of the policy, however, the reinsurer is obligated to the insurer for the portion assumed by the reinsurer.

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

     Reinsurance
     -----------

     CCS assumes reinsurance premiums through a program whereby its subsidiary, SSI has contracted through two joint partnering agreements (St. Paul Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company and Peerless Insurance Company) to pursue small to medium size contract and commercial surety business in states in which CCS is not licensed. Effective July 1, 2002, these programs were discontinued. CCS participates in the underwriting risk through a retrocession treaty with Transatlantic Reinsurance Company.

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

     For contract and commercial surety business, CCS entered into an excess of loss reinsurance agreement with Transatlantic Reinsurance Company (Transatlantic Treaty), which is rated A+ (Superior) by A.M. Best. Excess of loss reinsurance is a form of reinsurance, which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company cedes risk insured to Transatlantic Reinsurance Company on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $235,000 per principal prior to June 30, 2001 and a maximum exposure of $300,000 per principal effective July 1, 2001 through June 30, 2002. Effective July 1, 2002, net exposure, is limited to $250,000 through its reinsurance program after a $1.4 million annual aggregate deductible, limited to $350,000 per principal, is satisfied. Under the Transatlantic Treaty, the reinsurer automatically assumes the risk of losses on all contract surety bonds written and classified as surety in CCS's statutory annual statement and all miscellaneous surety bonds with penal sums over $100,000 written and classified as surety in CCS's statutory annual statement.

         Effective July 1, 2002, CCS entered into a quota share agreement with Transatlantic Reinsurance Company whereby CCS cedes 35% of the premiums, net of commissions, on its commercial surety bonds with penal sums less than $100,000. The quota share treaty is renegotiated annually.

     For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, through the purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all Registered Investment Advisor policies.

     Reserves
     --------

     Reserves for losses and loss adjustment expenses are established based upon reported claims and historical industry loss development. The amount of liability for case loss reserves for reported claims is based on a case by case evaluation of the claim. Historical industry data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments, economic conditions and the effects of inflation. Amounts are adjusted periodically to reflect these factors.

     Reserve for losses and loss adjustment expenses are actuarial estimates of losses, including the related settlement costs. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the losses and loss adjustment expenses, including the cost of incurred but not reported losses. During 2002, there were no material changes in the mix of business or types of risk assumed.

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

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. As a result, the Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001.

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

     Marketing
     ---------

     CCS principally markets its products in twenty-seven states, the District of Columbia and Guam in which it is licensed. Its products are marketed primarily through SSI, SG, SA and independent agents and producers, including multi-line agents and brokers that specialize as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CCS uses specialized general agencies to market its other liability insurance products.

     Competition
     -----------

     The insurance industry is a highly competitive industry. There are numerous firms, particularly in the specialty surety markets, which compete for a limited volume of business. Competition is based upon price, service, products offered, and financial strength of the insurance company. There are a number of companies in the industry, which offer products similar to the Company's products.

     The Company competes in the small to medium size contract and commercial surety bond markets. Primary competitors include large multi-line companies, as well as small regional companies that specialize in the surety market. After a decade of stable pricing and consistent profitability, the surety industry has been hit with a spike in losses. As a result, more restrictive practices, increased rates and tightening credit conditions has created a new level of competition. Management believes it can effectively compete in the medium to small bond market.

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

     The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") model law for property and casualty companies. The RBC model law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory interventions when an insurer falls below minimum capital levels. The model laws specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial conditions deteriorates. These RBC levels are based on the percentage of an insurers surplus to its calculated RBC. The company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is to be used in premium rate making or approval. The Company calculated its RBC requirements as of December 31, 2002 and met the minimum standards under the NAIC guidelines.

     Controlling Shareholders
     ------------------------

     Francis Williams, and KC (collectively "Majority Shareholder") owns 79.9% of the outstanding ordinary shares of the Company and collectively control the policies and affairs of the Company. Circumstances may arise in which the interest of the Majority Shareholder of the Company could be in conflict with the interest of the other holders of the common stock. In addition, the Majority Shareholder may have an interest in pursuing acquisitions, divestitures or other transaction that in their judgment, could enhance their equity investment, even though such transactions might involve risk to the other holders of the common stock.

     Employees
     ---------

     On December 31, 2002, the Company had 34 employees. All are employed on a full-time basis. None of the Company's employees are union members or subject to collective bargaining agreements.

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

     Item 2.    Properties
     ------     ----------

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $10,885, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009.

     Management  considers  the  rented  and  leased  office  facilities  of its
subsidiaries   adequate  for  the  current  and  anticipated   future  level  of
operations.

     Item 3.    Legal Proceedings
     ------     -----------------

     CCS was named as a defendant in a class action lawsuit in the United States District Court for the District of Colorado. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. On July 31, 2002, the District Court granted CCS motion for summary judgment and dismissed the claims against CCS.

     The Company and its subsidiaries are involved in various lawsuits arising in the ordinary course of its business operations as an insurer. Management does not believe that any of these lawsuits will have a material effect on the consolidated financial position, future operations or cash flows of the Company.

     Item  4.   Submission  of  Matters  to a Vote  of  Security  Holders
    --------    ---------------------------------------------------------

     None.

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


                                 Position
Name                          Presently Held        Entity     Period of Service
----                          --------------        ------     -----------------

Joseph M. Williams..........  President             CTI        06/1992 to date
                              President             CCS        11/2002 to date

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

Edward A. Mackowiak.........  President             Qualex     11/1994 to date

Sam H. Newberry.............  Vice President        SG         01/1998 to date

                                     PART II
                                     -------

     Item 5.    Market for the  Company's  Common  Equity and Related
     ------       Stockholders Matters
                  --------------------

     The Company's common stock (symbol "CUMB") has been traded in the over-the-counter market since October 1, 1992. Effective December 16, 1996, the Company was approved and included in the trading on the Nasdaq SmallCap Market. Effective September 12, 2002, the Company's common stock was delisted from the Nasdaq SmallCap Market and on October 3, 2002, the Company announced its listing on the Nasdaq Over-the-Counter Bulletin Board. High and Low bid prices were set forth in Quotation Market Sheets published by Nasdaq. The high and low bid prices for 2002 and 2001 were as follows:

                                                  Bid Information
                                                  ---------------
                                            2002                      2001
                                  ----------------------------------------------
                                     High         Low        High         Low
                                  ----------------------------------------------
First Quarter ...............     $   1.00     $   .75     $   1.91     $   1.38
Second Quarter ..............          .59         .35         1.10         1.10
Third Quarter ...............          .06         .05          .98          .90
Fourth Quarter ..............          .15         .06          .95          .95

     As of March 6, 2003, there were 799 stockholders of record of the common stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     Dividends
     ---------

     The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and other financial needs. The Company did not declare or pay dividends in 2002 and does not anticipate paying any dividends on the Company's Common Stock in the near future.

     The future payment of dividends, if any, by CCS is within the discretion of its Board of Directors and will depend upon CCS's earnings, statutory limitations, capital requirements (including working capital needs) and financial condition, as well as other relevant factors. Applicable state laws and regulations restrict the payment of dividends by CCS to the extent of current year profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless CCS obtains prior approval from the insurance commissioner. CCS does not anticipate paying any dividends on CCS common stock in the near future.

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


                                                                                         Year Ended December 31,
                                                                   ------------ ------------ ------------- ------------ ------------
                                                                           2002         2001         2000        1999         1998
                                                                   ------------ ------------ ------------- ------------ ------------
                                                                                 (In Thousands - except per share data)

Statement of Operations Data:
----------------------------
    Net premium income ..................................              $ 13,432     $ 13,641     $ 12,128     $  9,618     $  7,534
    Net investment income ...............................                   486          605          576          333          377
    Net realized capital gains (losses) .................                    66          306           38          129         (437)
    Income from investment in subsidiary ................                    59           61           20         (203)        (136)
    Commission and other income .........................                 2,198        1,909        1,683        1,375        1,537
                                                                       --------     --------     --------     --------     ---------
       Total revenue ....................................                16,241       16,522       14,445       11,252        8,875

    Benefits and expenses ...............................                18,660       16,095       12,436        9,853        9,078
    Impairment of long-lived assets .....................                  --            437         --           --           --
    Interest expense ....................................                    62          166          203          214          118
                                                                       --------     --------     --------     --------     ---------
    Income (loss) before income tax (benefit)
      expense and extraordinary gain ....................                (2,481)        (176)       1,806        1,185         (321)
    Income tax (benefit) expense ........................                  (912)         (76)         764           37         --
                                                                       --------     --------     --------     --------     ---------
    (Loss) income before extraordinary gain .............                (1,569)        (100)       1,042        1,148         (321)
    Extraordinary gain on restructuring of
      note, net of income tax ...........................                  --            158         --           --           --
    Net income (loss) ...................................              $ (1,569)    $     58     $  1,042     $  1,148     $   (321)
                                                                       ========     ========     ========     ========     =========
Income (loss) per common share -
    basic and diluted ...................................              $  (0.28)    $   0.01*    $   0.19     $   0.21     $  (0.06)

*Includes extraordinary gain of $.03 per common share





                                                                                        Year Ended December 31,
                                                                 ------------ ------------  ------------- ------------ ------------
                                                                    2002         2001            2000          1999         1998
                                                                 ------------ ------------  ------------- ------------ ------------
                                                                                             (In thousands)

Assets Balance Sheet Data:
-------------------------
    Investments .........................................        $ 9,269        $10,815        $ 9,955        $ 8,394        $ 3,987
    Cash and cash equivalents ...........................            593          2,654            694          2,000          4,202
    Accrued investment income ...........................            124            154            185             66             55
    Accounts receivable .................................          2,518          4,687          4,258          3,301          3,105
    Reinsurance recoverable .............................         12,089          6,634          5,970          4,730          2,306
    Deferred policy acquisition costs ...................          1,666          1,904          1,955          1,601          1,247
    Intangibles .........................................            441            534          1,115          1,267          1,456
    Other investment ....................................            700            641            583            559            553
    Deferred tax asset ..................................            402            499            175            305           --
    Income tax recoverable ..............................          1,073           --              168           --             --
    Other assets ........................................            303            372            311            315            354
                                                                 -------        -------        -------        -------        -------
    Total assets ........................................        $29,178        $28,894        $25,369        $22,538        $17,265
                                                                 =======        =======        =======        =======        =======

Liabilities and Shareholders Equity Data:
----------------------------------------
    Unearned premiums ...................................        $ 4,587        $ 5,583        $ 5,775        $ 4,844        $ 3,750
    Loss and loss adjustment expense reserve ............          8,896          5,285          6,246          6,409          3,220
    Derivative instruments ..............................          4,346          3,598           --             --             --
    Ceded reinsurance and accounts payable ..............          3,803          5,143          3,359          2,277          2,615
    Income tax payable ..................................           --              113           --               35           --
    Term note to affiliate ..............................            604            603          1,000          1,000          1,000
    Non affiliate debt ..................................            455            652          1,103          1,281          1,331
                                                                 -------        -------        -------        -------        -------
    Total liabilities ...................................         22,691         20,977         17,483         15,846         11,916
    Total stockholders' equity ..........................        $ 6,487        $ 7,917        $ 7,886        $ 6,692        $ 5,349
                                                                 -------        -------        -------        -------        -------
    Total liabilities and stockholders' equity ..........        $29,178        $28,894        $25,369        $22,538        $17,265
                                                                 =======        =======        =======        =======        =======


     Item 7.  Management's  Discussion  and Analysis of Financial  Condition
     ------     and Results of Operations
                -------------------------

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

     The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial position and operating results:

     The Company records valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. While the Company considers taxable income in assessing the need for a valuation allowance, in the event the Company determines it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event the Company determines it would not be able to realize all or part of its deferred income tax assets in the future, an adjustment would be made and charged against income in the period of such determination.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with the Statement of Financial Standards No. 142 Goodwill and Other Liability Assets, the Company assesses goodwill annually for impairment. Upon determination that the carrying value of the asset is impaired, the Company would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected therein; and therefore, might require the Company to record an impairment charge in the future.

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

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


                                                                                                               Percentage Increase
                                                                                                                   (Decrease)
                                                                      Year Ended December 31,               Year Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                2002            2001            2000          2002           2001
                                                              ----------------------------------------------------------------------
                                                                                         (Dollars In thousands)


Net premium income ....................................       $ 13,432        $ 13,641        $ 12,128          (1.5)%         12.5%
Net investment income .................................            486             605             576         (19.7)%          5.0%
Net realized investment gains .........................             66             306              38         (78.4)%        702.6%
Commission and other income ...........................          2,257           1,970           1,703           14.6%         15.7%
Losses and loss adjustment
    expenses ..........................................          8,552           4,512           3,360           89.5%         34.3%
Derivative expense ....................................            506           1,061            --           (52.3)%        100.0%
Amortization of deferred
    acquisition costs .................................          3,594           4,363           3,768         (17.6)%         15.8%
Operating expenses and interest .......................          6,070           6,325           5,511          (4.0)%         14.8%
Impairment of long-lived assets .......................           --               437            --          (100.0)%      (100.0)%
(Loss) income before income tax
   (benefit) expense and extraordinary gain ...........         (2,481)           (176)          1,806      (1,309.7)%      (109.9)%
(Loss) income tax (benefit)
    expense ...........................................           (912)            (76)            764      (1,100.0)%      (109.9)%
(Loss) income before
    extraordinary gain ................................         (1,569)           (100)          1,042      (1,469.0)%      (109.8)%
Extraordinary gain ....................................           --               158            --          (100.0)%      (100.0)%
Net (loss)  income ....................................       $ (1,569)       $     58        $  1,042      (2,805.2)%       (94.3)%


      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
      ---------------------------------------------------------------------

     Premiums
     --------
     During the years ended December 31, 2002 and 2001, earned direct and assumed earned premiums were $17,478,356 and $18,253,687, respectively. Overall earned premiums, net of ceded premiums decreased 2% or $(209,566). The decrease in earned premiums is a result of CCS's focus on a smaller market base in an effort to better control underwriting guidelines. The following table represents the written and earned premium for CCS and the percentage of change for the years ended December 31, 2002 and 2001, respectively.

                          Written Premiums (000's)       Earned Premiums (000's)
                 ---------------------------------------------------------------
                     2002       2001   % Change     2002        2001    % Change
                 ---------------------------------------------------------------
Direct .......   $ 13.849   $ 13,867      (.1)% $ 13,981    $ 14,465      (3.4)%
Assumed ......      2,634      4,194    (37.2)%    3,498       3,788      (7.7)%
Ceded ........     (4,139)    (4,654)   (11.1)%   (4,047)     (4,612)    (12.3)%
                 --------   --------            --------    --------
    Total ....   $ 12,344   $ 13,407     (7.9)% $ 13,432    $ 13,641      (1.5)%
                 ========   ========            ========    ========

     Investments
     -----------
     During the years ended December 31, 2002 and 2001, net investment income earned was $486,138 and $604,463, respectively. The decrease in investment income is primarily attributed to redemption of bonds to meet the demand of claim payments. Net realized gains for the years ended December 31, 2002 and 2001 were $66,239 and $305,461, respectively. Net realized gains during 2002 and 2001 are a result of gains on bond disposals of $66,239 and $329,360. The gains for 2001 are offset by losses of $23,899 on stock disposals.

     Commission Income
     -----------------
     Commission income represents earnings from subsidiary agencies on bonds sold through insurance carriers that have the capacity for writing bonds not
offered  by  Cumberland  Casualty  &  Surety  Company.   Inter-company   related
commission   earnings  and  expenses  have  been  eliminated  in  preparing  the consolidated financial statements. Commission income for the period ended December 31, 2002 increased by $93,690 or 23% when compared to the same period in the prior year.

     Income from Investment in Affiliate
     -----------------------------------
     The earnings of $59,252 and $61,457 for the years ending December 31, 2002 and 2001 represent a 30% equity position the Company holds on a California agency.

     Other Income
     ------------
     Other income is earned through an affiliate offering claims consulting services to insurance carriers. Primarily, their services include management, administration and completion of jobs defaulted under surety bonds. Other income increased by $194,082 or 13% when compared to the same period in the prior year.

     Loss and Loss Adjustment Expenses
     ---------------------------------
     Loss and loss adjustment reserves have been prepared by consulting actuaries in accordance with accepted actuarial standards for the periods ended December 31, 2002 and 2001. Loss and loss adjustment expenses incurred represent the impact of the large influx of claims CCS experienced during 2002. Losses incurred for the year ended December 31, 2002 was $6,055,043 and represents an increase of $2,811,944 or 86.7% over 2001 losses incurred. The following table reflects the variance in losses incurred:

                                   ---------------------------------------------
                                                                          % of
                                     12/31/02     12/31/01    Increase  Increase
                                   ---------------------------------------------

Losses incurred - direct, net ..   $3,857,512   $2,313,544   $1,543,968    66.7%
Losses incurred - assumed, net .    2,197,521      929,545    1,267,976   136.4%
                                   ----------   ----------   ----------
     Total .....................   $6,055,033   $3,243,089   $2,811,944    86.7%
                                   ==========   ==========   ==========

     The increase in direct losses when compared to prior year losses is comprised of primarily contract claims on contractors defaulting under performance and payment bond requirements. CCS encountered unexpected losses on an assumed block of business during 2002 creating incurred losses on that block of business of approximately $1,169,325.

     Loss adjustment expenses totaled $2,044,046 on direct losses and $453,236 on assumed losses representing an increase over prior year loss adjustment expenses of $1,228,461 or 96.8%. Loss adjustment expenses represent the cost of the internal claims department, outside claims consultants and attorneys in connection with the settlement of claims.

     In analyzing the development of large claims, CCS's management has redirected its underwriters to concentrate and focus on new business writings with small contractors and commercial surety business. Effective July 2002, CCS elected to not renew its assumption reinsurance treaties.

     Derivative Instruments
     ----------------------
     Upon adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001, it was determined that CCS has one policy, referred to as the Registered Investment Advisors (RIA) program, deemed a derivative instrument. The RIA program provides specific liability coverage for professional services rendered by registered investment advisors. The insured liability risk arises from written warranties which address minimum performance standards associated with the delivery of risk management program services. The structure of the RIA is based on market value fluctuations and is sold as an insurance policy, with a five-year maturity schedule, guaranteeing a return of the principal amount invested, subject to meeting policy criteria. The Company distributes the policy to "market timer's and has no contract with the individual client. Prior to January 1, 2001, the RIA program was included in the category of loss and loss adjustment expenses on the Consolidated Balance Sheet and Consolidated Statement of Operations. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 10, 2001.

     In prior years, the Company reserved for the derivative at a percentage of the earned premium. In valuing the reserves on the derivative, the Company had no history other than relying on market fluctuation projections which had a history of supporting the actuarial formulas developed when the policy was initially approved by Consulting Actuaries and Florida regulators. At December 31, 2002 and 2001, respectively, the derivative was valued using a growth factor, lapse factor and loss projections before applying a present value factor to ultimately determine the liability to the Company. At December 31, 2002 and 2001, the derivative instrument liability for this policy was set at $4,346,285 and $3,597,782, respectively. The policies began maturing in June of 2002. Claims paid in 2002, net of reinsurance was $184,075. Derivative expense for the periods ended December 31, 2002 and 2001 was $505,816 and $1,060,799,
respectively.

     Amortization
     ------------
     During the year ended December 31, 2002 the net amortization of deferred policy acquisition costs were to $3,593,701 as compared to $4,362,721 for the year ended December 31, 2001. The acquisition costs represent 20.6% and 23.9% of the direct and assumed earned premiums for the years ended December 31, 2002 and 2001, respectively.

     Operating Expenses
     ------------------
     During the year ended December 31, 2002, operating expenses and taxes, licenses and fees (excluding income taxes) decreased slightly to $6,008,072 from $6,159,044 for the same period in 2001. Operating expenses represent 37% of total revenue for the years ended December 31, 2002 and 2001.

     Interest Expense
     ----------------
     Interest expense on non-affiliated debt is interest paid to the former owners of The Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995. Interest on affiliated debt represents interest on a note payable to TransCor, a division of KC.

     Income Taxes
     ------------
     The Company incurred income tax (benefits) during 2002 and 2001 of $(912,031) and $(75,932), respectively. The company's effective tax rate for 2002 is 36.7% and 26.7% for 2001.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
      ---------------------------------------------------------------------

     Premiums
     --------
     During the year ended December 31, 2001 and 2000, earned direct and assumed premium was $18,253,687 and $15,236,814, respectively. Overall earned premiums, net of ceded premiums increased 12.5% or $1,513,363. The increase in earned premiums is a result of CCS's continued growth in the surety bond market. The following table represents the written and earned premium for CCS and the percentage of change for the years ended December 31, 2001 and 2000, respectively.

                       Written Premiums (000's)       Earned Premiums (000's)
                   -------------------------------------------------------------
                       2001       2000  % Change     2001        2000  % Change
                   -------------------------------------------------------------
Direct .........   $ 13,867   $ 13,775      .7%  $ 14,465    $ 12,756      13.4%
Assumed ........      4,194      2,393    75.3%     3,788       2,481      52.7%
Ceded ..........     (4,654)    (3,510)   32.6%    (4,612)     (3,109)     48.3%
                   --------   --------    -----  --------    --------
    Total ......   $ 13,407   $ 12,658     5.9%  $ 13,641    $ 12,128      12.5%
                   ========   ========    =====  ========    ========

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

     Commission Income
     -----------------
     Commission income represents earnings from subsidiary agencies on bonds sold through insurance carriers that have the capacity for writing bonds not offered by CCS. Inter-company related commission earnings and expenses have been eliminated in preparing the consolidated financial statements. Commission income for the year ended December 31, 2001 increased by $27,060 or 7% when compared to the same period in the prior year.

     Other Income
     ------------
     Other income is earned through an affiliate offering claims consulting services to insurance carriers. Primarily, their services include management, administration and completion of jobs defaulted under surety bonds. Other income for 2001 increased by $200,223 or 15% when compared to the same period in the prior year.

     Loss and Loss Adjustment
     ------------------------
     Loss and loss adjustment reserves have been prepared by consulting actuaries in accordance with accepted actuarial standards. The Company writes two lines of business classified as other liability and surety and fidelity bonds. The category of other liability GAAP reporting requirements changed effective January 1, 2001 under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and are discussed as a separate item for the reporting year ended December 31, 2001. The following table is a presentation of how the reserves are presented on the Consolidated Balance Sheet for year ended December 31, 2001.

                                                        Year Ended December 31,
                                                     ---------------------------
                                                           2001             2000
                                                     ---------------------------
Loss and loss adjustment reserves ............       $5,284,804       $6,245,818
Derivative instruments .......................        3,597,782             --
                                                     ----------       ----------
    Totals ...................................       $8,882,586       $6,245,818
                                                     ==========       ==========
Less:
Derivative instruments (SFAS No. 133
     as of January 1, 2001 formerly
     included in loss and loss
     adjustment reserves .....................        3,237,782             --
Additional amount required under
     SFAS 133 ................................          360,000             --
                                                     ----------       ----------
Loss and loss adjustment expense
     reserves ................................       $5,284,804       $6,245,818
                                                     ==========       ==========

     The amount that would be attributed to derivative instruments for the year ended December 31, 2000 is $310,005 and is included in liability for loss and loss adjustment expense reserves.

     Loss and loss adjustment expenses totaled $4,511,910 and $3,360,358 for the years ended December 31, 2001 and 2000, respectively, representing an increase of $1,151,522 for year 2001. In analyzing losses on direct and assumed business segregated from loss adjustment expenses, losses increased $430,741 (direct business) and $1,053,943 (assumed business) over the prior year. The Company processed 193 claims for payment during 2001 with an average settlement, net of reinsurance amounting to $10,130 on its direct line of business as compared to processing 122 claims for payment during 2000 with an average settlement, net of reinsurance totaling $14,360.

     Loss adjustment expenses (LAE's) represent the cost of the internal claims department, outside claims consultants and attorneys in connection with the settlement of claims. LAE's decreased $333,132 when compared to the same period in the prior year. The decrease is a result of CCS processing claims through the home office.

     The loss and loss adjustment expense reserve liability at December 31, 2001 includes direct case losses and loss adjustment reserves on 30 claims with an average reserve of approximately $58,295. The balance of the loss and loss adjustment expense reserve liability is held under IBNR (incurred but not reported) on direct and assumed surety claims totaling $3,535,967.

     Derivative Instruments
     ----------------------
     Prior to 2001, the Company reserved for the RIA policy at a percentage of the earned premium. The change in valuation became significant when SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities became effective January 1, 2001.

     In valuing the reserves on the RIA, the Company had no history other than relying on market fluctuation projections which had a history of supporting the actuarial formulas developed when the policy was initially approved by Consulting Actuaries and Florida regulators. With the implementation of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, the impact on how reserves were valued was immediate. At December 31, 2001, the RIA was established using a growth factor, lapse factor and loss projections before applying a present value factor to ultimately determine the liability to the Company. At December 31, 2001 the derivative instrument liability (formerly Loss and loss adjustment expense reserves) for this policy was set at $3,597,782. The charge to earnings for the year ended December 31, 2001 was an additional $360,000. The policies will begin maturing in June of 2002.

     Amortization
     ------------
     During the year ended December 31, 2001 the net amortization of deferred policy acquisition costs were to $4,362,721 as compared to $3,767,107 for the year ended December 31, 2000. The acquisition costs represent 23.9% and 24.7% of the direct and assumed earned premiums for the years ended December 31, 2001 and 2000, respectively.

     Operating Expenses
     ------------------
     During the year ended December 31, 2001, operating expenses and taxes, licenses and fees (excluding income taxes) increased to $6,159,044 from $5,308,516 for the same period in 2000. The increase of $850,600 or 16% is a result of increased salary and related expenses ($307,000); accounting and actuarial fees ($107,000); legal fees ($66,400); credit reports ($48,000); office supplies and related expenses ($178,100) and travel expenses ($93,100) and taxes, license and fees ($51,000). The Company's increase in expenses is related to the Company's direct marketing efforts and continued expansion. The Company reclassified $466,332 and $146,633 attributed to in-house in claims expenses to loss adjustment expenses for the year ended December 31, 2001 and 2000, respectively.

     Interest Expense
     ----------------
     Interest expense on non-affiliated debt is interest paid to the former owners of The Surety Group and Surety Associates on notes due to agencies the Company purchased in 1995. Interest on affiliated debt represents interest on a note payable to TransCor, a division of KC.

     Income Taxes
     ------------
     The Company incurred income tax (benefit) expense during 2001 and 2000 of $(75,932) and $764,390, respectively. The Company's effective tax rate for the 2001 is 26.7% and 42% for 2000.

     Asset Impairment
     ----------------
     In accordance with Statement of Financial Accounting Standard 121 ("SFAS 121"), goodwill and other long-lived assets that were capitalized in conjunction with the purchase of Associates Acquisition Corp., d/b/a Surety Associates, were deemed impaired as of December 31, 2001, and an asset impairment charge of $437,418 was recorded.

Liquidity and Capital Resources
-------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners (NAIC) and promulgated by the Florida Department of Financial Services, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $14,204,000 at December 31, 2002. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $1,800,000.

     At December 31, 2002, the Company's $29,178,488 of total assets were distributed primarily as follows: 34.2 percent in cash and investments
(including accrued investment income), 50.1 percent in receivables and reinsurance recoverables, 7.2 percent in intangibles and deferred policy acquisition costs, 5.1 percent in deferred income tax asset and 3.4 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash (used in) provided by operating activities was $(3,723,761), $2,753,355 and $191,380 for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, cash (used in) provided by operating activities is primarily attributed to payment of claims resulting in policy liabilities and reinsurance ceded payable decreasing and reinsurance recoverables increasing. In 2001, cash provided by operating activities was primarily attributed to an increase in policy liabilities and accruals. In 2000, cash provided by operating activities was attributed to policy liabilities which was offset by reinsurance recoverable and policy acquisition costs and amortization.

     Net cash provided by (used in) investing activities was $1,787,211, $(572,432) and $(1,293,487) for the years ended December 31, 2002, 2001 and
2000, respectively. Investing activities consist primarily of purchases, sales and maturities of investments.

     Net cash used in financing activities was $(124,322), $(220,570) and $(204,262) for the years ended December 31, 2002, 2001 and 2000, respectively. Financing activities consist primarily of repayments on borrowings and advances to (from) affiliates during 2002, 2001 and 2000.

     The following summarizes the Company's contractual cash obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                           Payments Due by Period (in thousands)
                                      ------------------------------------------
                                              Less than    1-3     4-5   After 5
                                       Total   1 Year     Years   Years   Years
                                      ------------------------------------------
Contractual cash obligations:
Operating leases ..................   $1,345   $  262   $  654   $  365   $   64
Debt instruments ..................    1,059      676      144      144       95
                                      ------   ------   ------   ------   ------
Total contractual cash obligations    $2,404   $  938   $  798   $  509   $  159
                                      ======   ======   ======   ======   ======

     At December 31, 2002 and 2001, the Company did not have any other commercial commitments, such as guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Reconciliation of Liability for Losses and Loss Adjustment Expenses
-------------------------------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverable, for 2002, 2001 and 2000 to the gross amounts reported in the Company's balance sheets:



                                                                                                     December 31,
                                                                               -----------------------------------------------------
                                                                                      2002                2001                 2000
                                                                               -----------------------------------------------------

Gross liability for losses and LAE at beginning
   of year ...........................................................         $ 5,284,804         $ 6,245,819          $ 6,408,490
Recoverables on losses and LAE .......................................           1,812,616           2,911,070            3,599,763
                                                                               -----------         -----------          -----------
Liability for losses and LAE on unpaid losses before
   adjustment for incurred and paid losses ...........................           3,472,188           3,334,749            2,808,727
Incurred losses and LAE's claims, net of
   reinsurance, occurring during:
   Current year ......................................................           8,203,575           5,448,480            4,363,435
   Prior year ........................................................             348,740            (936,570)          (1,003,077)
                                                                               -----------         -----------          -----------
Total incurred losses, net of reinsurance ............................           8,552,315           4,511,910            3,360,358
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year ......................................................           5,469,929           1,798,145            2,450,587
   Prior years .......................................................           3,936,415           2,576,326              383,749
                                                                               -----------         -----------          -----------
Total payments .......................................................           9,433,344           4,374,471            2,834,336
                                                                               -----------         -----------          -----------
Liability for losses and LAE, net ....................................           2,591,159           3,472,188            3,334,749

Add:  recoverables on losses and LAE's ...............................           6,304,311           1,812,616            2,911,070
                                                                               -----------         -----------          -----------
Liability for losses and LAE, at end of year .........................         $ 8,895,470         $ 5,284,804          $ 6,245,819
                                                                               ===========         ===========          ===========


     The Company experienced a deficiency of $348,740 for the period ended December 31, 2002. The deficiency is a result of settling claim basis reserves established in prior years for amounts that were more than expected. The Company experienced $936,570 and $1,003,077 in redundancies for losses and loss adjustment expenses in 2001 and 2000, respectively. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years.

     KC and SSI entered into an agreement with an independent contractor, AEC on August 16, 1989 on a construction contract with the United States Navy ("Navy"). At the time the bonds were issued by CCS as surety, KC entered into an indemnification agreement, whereby KC indemnified CCS from any and all losses, costs and expenses incurred related to the bonds. In 1991, the Navy defaulted and terminated AEC on the contract. The contract was subsequently litigated and CCS was unsuccessful in its litigation activities with the Navy. As a result, KC reimbursed CCS $1,500,000 of the total subrogation recoverable of $1,850,877 in November 2001 on the contract. CCS wrote off the remaining $350,877 reinsurance recoverable as a charge to loss and loss adjustment expense and incurred an additional $240,000 in legal fees during 2001.

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

     The differences between the December 31, 2002 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and that reported in the annual statement filed with the state insurance departments in accordance with insurance accounting practices prescribed or permitted by the Florida Department of Financial Services as follows:

Statutory reserves for losses and LAE's (which is net of
   reinsurance recoverables on unpaid losses and LAE) ..........    $ 4,638,870
Reinsurance recoverables on losses and LAE's ...................      4,999,661
Subrogation recoverables on losses and LAE's ...................      1,304,649
Statutory reserve for derivative instrument ....................     (2,047,710)
                                                                    -----------
Liability for losses and LAE, as reported in the accompanying
   GAAP basis consolidated financial statements ................    $ 8,895,470
                                                                    ===========

Analysis of Loss and Loss Adjustment Expense Development
--------------------------------------------------------

     The following table represents the development of the liability for unpaid losses and LAE, net of reinsurance, for 1992 through 2002 (in thousands).




                                      1992     1993     1994    1995     1996     1997     1998     1999     2000     2001     2002
                                  -------- -------- -------- ------- -------- -------- -------- -------- -------- -------- --------

Gross liability for loss
  and LAE....................     $2,426   $  3,355 $  3,138  $2,352 $  2,305 $  2,550 $  3,220 $  6,409 $  6,246 $  5,285 $  8,895
Reinsurance..................          -          -        -       -     (313)       -        -   (1,832)  (1,060)  (1,171)  (4,999)
                                  ------   -------- --------  ------ -------- -------- -------- -------- -------- -------- --------
Liability for
losses and loss
  Adjustment
  expenses, net
  of reinsurance.............     $  2,426 $  3,355 $  3,138 $ 2,352 $  1,992 $  2,550 $  3,220 $  4,577 $  5,186 $  4,113 $  3,896
Liability
re-estimated as
of:
  One year later.............        3,884    5,327    2,684   3,113    1,801    3,117    3,033    3,657    3,783    4,462        -
  Two years later............        4,057    3,878    2,818   2,972    2,420    3,479    2,506    1,830    3,394        -        -
  Three years later..........        3,561    4,147    2,788   3,456    2,888    3,088      997    1,098        -        -        -
  Four years later...........        3,814    4,006    3,134   3,803    2,668    1,686      544        -        -        -        -
  Five years later...........        3,564    4,582    3,394   3,571    1,158    1,715        -        -        -        -        -
  Six years later............        4,376    4,905    3,180   2,082    1,253        -        -        -        -        -        -
  Seven years later..........        4,077    4,791    1,641   2,102        -        -        -        -        -        -        -
  Eight years later..........        4,045    3,211    1,654       -        -        -        -        -        -        -        -
  Nine years later...........        2,431    3,201        -       -        -        -        -        -        -        -        -
  Ten years later............        2,468        -        -       -        -        -        -        -        -        -        -
                                  -------- -------- -------- ------- -------- -------- -------- -------- -------- -------- --------
Cumulative
(deficiency)
redundancy...................     $   (42) $    154 $  1,484 $   250 $    739 $    835 $  2,676 $  3,479 $  1,792 $  (349) $      -
                                  ======== ======== ======== ======= ======== ======== ======== ======== ======== ======== ========


                                      1992     1993     1994    1995     1996     1997     1998     1999     2000     2001     2002
                                  -------- -------- -------- ------- -------- -------- -------- -------- -------- -------- --------

Cumulative
 amount of
 liability, net
 of reinsurance
 recoverables,
 paid through:

  One year later............     $  1,151 $    765 $  1,643 $ 1,334 $   563  $ 1,802  $  2,155 $  2,196 $  2,249 $  4,071 $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Two years later...........     $  1,834 $  1,058 $  2,316 $ 2,186 $ 1,631  $ 2,856  $  1,878 $     90 $  3,112 $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Three years later.........     $  2,088 $  2,868 $  2,164 $ 2,997 $ 2,466  $ 2,575  $    488 $     99 $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Four years later..........     $  1,957 $  3,717 $  2,875 $ 3,506 $ 2,336  $ 1,345  $    271 $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Five years later..........     $  3,533 $  4,442 $  3,230 $ 3,360 $   929  $ 1,506  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Six years later...........     $  3,840 $  4,804 $  3,062 $ 1,906 $ 1,116  $     -  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Seven years later.........     $  2,278 $  4,769 $  1,572 $ 1,998 $     -  $     -  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Eight years later.........     $  2,183 $  3,204 $  1,633 $     - $     -  $     -  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Nine years later..........     $  2,424 $  3,199 $      - $     - $     -  $     -  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========
  Ten years later...........     $  2,469 $      - $      - $     - $     -  $     -  $      - $      - $      - $      - $      -
                                 ======== ======== ======== ======= =======  =======  ======== ======== ======== ======== ========

Effect of Inflation
-------------------

     Inflation has not had a material impact upon the Company's operations for the last three years.

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
     -------    ----------------------------------------------------------

     Interest Rate Sensitivity
     -------------------------

     The following tables present principal maturity cash flows and related weighted average interest rates by expected maturity as of December 31, 2002 and 2001:



                                                                        2002 Expected Maturity Date
                                                                        ---------------------------
                                                                                                                              Fair
                                                                                                      There-                  Value
                                                  2003        2004      2005       2006     2007      after        Total    12/31/02
                                      ----------------------------------------------------------------------------------------------
                                                                              (In thousands)

Assets
------
Debt securities available for sale    $        2,876  $       630   $   976    $   1,724  $    293   $  1,259    $  7,758    $7,758
   Average interest rate ..........              5.4%        5.83%      6.1%         5.6%     7.48%       7.0%        6.0%      6.0%

Debt securities held to maturity ..              260          100      --           --        --          --          360    $  367
   Average interest rate ..........              5.5%         5.5%     --           --        --          --          5.5%      5.5%

Mortgage loans ....................               40            1         1            1         1        31           75    $   75
   Average interest rate ..........              7.5%         7.5%      7.5%         7.5%      7.5%      7.5%         7.5%      7.5%

Short-term investments ............              434          --       --           --        --          --          434    $  434
   Average interest rate ..........              2.3%         --       --           --        --          --          2.3%      2.3%

Liabilities
-----------
Debt including current
   portion ........................   $          676  $        72   $   72     $      72   $    72   $     95    $  1,059    $1,059
   Average interest rate ..........              9.8%         6.3%     6.3%          6.3%      6.3%       6.3%        6.8%      6.8%





                                                                          2001 Expected Maturity Date
                                                                          ---------------------------
                                                                                                                              Fair
                                                                                                       There-                 Value
                                             2002       2003        2004       2005        2006         after       Total   12/31/01
                                          ------------------------------------------------------------------------------------------
                                                                                (In thousands)

Assets
------
Debt securities available for sale .....  $   502    $  3,424    $  1,140    $  1,757    $  1,071    $  1,445    $  9,339    $9,339
   Average interest rate ...............      6.4%        5.3%        5.8%        6.7%        5.8%        7.2%        6.2%      6.2%

Debt securities held to maturity .......     --           260         100        --          --          --           360    $  374
   Average interest rate ...............     --           5.5%        5.5        --          --          --           5.5%      5.5%

Mortgage loans .........................        2           2           2           2           2          31          41    $   41
   Average interest rate ...............      7.5%        7.5%        7.5%        7.5%        7.5%        7.5%        7.5%      7.5%

Short-term investments .................      434        --          --          --          --          --           434    $  434
   Average interest rate ...............      5.5%       --          --          --          --          --           5.5%      --

Liabilities
-----------
Debt including current
   portion .............................  $   729    $     72    $     72    $     72    $     72    $    239    $  1,256    $1,256
   Average interest rate ...............      8.1%        6.3%        6.3%        6.3%        6.3%        6.3%        6.6%      6.6%



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

     New Accounting Standards
     ------------------------

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

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections". SFAS 145 rescinds FASB No. 4, Reporting Gains and Losses form Extinguishment of Debt, and an amendment of that Statement, FASB 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers", and FASB 13, Accounting for Leases, eliminating an inconsistency between certain sale-leaseback transaction. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal.

     Item 8.    Consolidated financial statements and Supplementary Data
     ------     --------------------------------------------------------

     The consolidated financial statements of the Company required by this Item are listed in Item 15(a)(1) and (2) and are submitted as a separate section of this report.

     The following information presents unaudited quarterly operating results for the Company for 2002 and 2001. The data has been prepared by the Company on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals, that the Company considers necessary for a fair presentation thereof.




                                                                                 Three Months Ended
                                                                                 ------------------
(In thousands, except per share data)            12/31/02    9/30/02   6/30/02   3/31/02    12/31/01     9/30/01  6/30/01   3/31/01
------------------------------------            --------    --------  --------  --------    --------    --------  --------  --------

Revenue ...........................             $  3,136 $    4,795    $ 4,498    $ 3,812    $ 4,663    $ 4,217   $ 3,786   $ 3,856
                                                --------    -------    -------    -------    -------    -------   -------   -------
Benefit related expenses ..........                  597      4,728      4,590      2,737      3,176      2,889     1,891     1,979
Operating and other expenses ......                1,262      1,464      1,866      1,478      1,695      1,660     1,863     1,545
                                                --------    -------    -------    -------    -------    -------   -------   -------
Total benefits and expenses .......                1,859      6,192      6,456      4,215      4,871      4,549     3,754     3,524
                                                --------    -------    -------    -------    -------    -------   -------   -------
(Loss) income before income
  tax (benefit) expense and
  extraordinary gain ..............                1,277     (1,397)    (1,958)      (403)      (208)      (332)       32       332
Income tax (benefit) expense ......                 (267)      (297)      (745)      (137)        60       (131)        5       110
                                                --------    -------    -------    -------    -------    -------   -------   -------

(Loss) income before extraordinary
  gain ............................                1,010     (1,100)    (1,213)      (266)      (148)      (201)       27       222
Extraordinary gain (net of taxes) .                  --         --         --         --         158        --         --        --
                                                --------    -------    -------    -------    -------    -------   -------   -------
Net (loss) income .................             $  1,010 $   (1,100)   $(1,213)   $  (266)   $    10    $  (201)  $    27   $   222
                                                ========    =======    =======    =======    =======    =======   =======   =======
Weighted average shares
  Outstanding - basic .............                5,597      5,597      5,597      5,597      5,589      5,597     5,597     5,564
                                                 -------    -------    -------    -------    -------    -------   -------   -------
Net (loss) income per share - basic             $    .18 $    (0.20)   $ (0.22)   $ (0.05)   $ (0.01)   $  0.04   $  0.01   $ (0.04)
                                                 =======    =======    =======    =======    =======    =======   =======   =======
Weighted average shares
  Outstanding - diluted ...........                5,597      5,597      5,597      5,620      5,612      5,667     5,667     5,564
                                                 -------    -------    -------    -------    -------    -------   -------   -------
Net (loss) income per share -
  Diluted .........................             $    .18 $    (0.20)   $ (0.22)   $ (0.05)   $  0.01    $ (0.04)  $  0.01   $  0.04
                                                 =======    =======    =======    =======    =======    =======   =======   =======


     Item 9.    Changes in and  Disagreements  with  Accountants on
     ------        Accounting and Financial Disclosure.
                   -----------------------------------

     None.

     Item 10.   Directors and Executive Officers of the Registrant
     -------    --------------------------------------------------

     The current directors and executive officers of the Company are as follows:

          Name                      Age       Position
          ----                      ---       --------

          Francis M. Williams       61        Chairman of the Board of Directors
          Joseph M. Williams        46        President and Treasurer
          Andrew J. Cohen           49        Director
          R. Donald Finn            59        Director

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

     Joseph M. Williams has served as the Treasurer and President of the Company since June 1992. He also served as Vice President and Secretary of the Company from its inception on November 18, 1991 through June 1992. Mr. Williams served as a member of the Board of Directors of the Company from November 18, 1991 through February 24, 1997. In addition, Mr. Williams has been the Secretary and Treasurer of Kimmins Corp. since October 1988 and a member of the Board of Directors of CCS since 1988. He held the position of President of CCS from 1991 through August of 1996. On November 11, 2002, Mr. Williams was elected as President of CCS. From 1989 through 1990 he held the position of Secretary and Treasurer of CCS and from 1991 through 1994 served as Treasurer of CCS. Mr. Williams has been employed by the Company and Kimmins Corp. in various capacities since 1994. From January 1982 to December 1983, he was managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Company. Joseph M. Williams is the nephew of Francis M. Williams.

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

Beneficial Ownership Reporting Compliance
-----------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 2002 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

     Item 11.   Executive Compensation and Other Information
     -------    --------------------------------------------

Summary Compensation Table
--------------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to and on behalf of the Company's President and CCS's President for each of the three years in the period ended December 31, 2002:




                                                                                                                            All
                                                                                                           Other           Other
                                                                                                           Annual       Compensation
Name and Principal Position                                 Year         Salary           Bonus          Compensation        (1)
---------------------------                                 ----         ------           -----          ------------    -----------

Joseph M. Williams, ...............................         2002         $125,000         $ 50,000         $ 10,800         $ 12,065
President and Treasurer - CTI .....................         2001         $125,000         $ 50,000         $ 10,800         $ 10,295
                                                            2000         $ 95,000         $ 64,000         $  7,650         $  8,641


(1) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

Aggregate Option Exercises in 2002 and December 31, 2002 Option Values
----------------------------------------------------------------------

     Mr. Joseph M. Williams exercised 56,000 and 44,000 options in 2001 and 2000, respectively. During 2002, no options were exercised or granted.

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

     Compensation of Directors
     -------------------------

     During the year ended December 31, 2002 and 2001, respectively, the Company paid Francis M. Williams an annual fee of $75,000 as Chairman of the Board. All non-officer Directors received an annual fee of $5,000. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

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

     Item 12.   Security  Ownership of Certain  Beneficial Owners
     -------      and Management
                  --------------

Common Stock Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 2002 by (i) persons known by the Company to own more than 5 percent of the Company's outstanding Common Stock,
(ii) each director and officer of the Company, and (iii) all directors and executive officers of the Company as a group:


                                      Amount and Nature of     Percent of Issued
      Name and Address                Beneficial Ownership of   and Outstanding
      of Beneficial Owner (1) (2)        Common Stock             Common Stock
      ---------------------------     ----------------------   -----------------

      Francis M. Williams                    3,897,145 (3)                 69.6%
      Joseph M. Williams                       360,493 (4)                  6.4%
      R. Donald Finn                             7,131 (5)                   .1%
      Andrew J. Cohen                           47,590 (6)                   .9%
      Kimmins Corp.                          1,723,290                     30.8%
      All directors and executive
        officers as a group (four persons)   4,886,215                     87.3%

(1) The address of all officers and Directors of the Company listed above are in care of the Company at 4311 West Waters Avenue, Suite 401, Tampa, Florida 33614.

(2)  The Company  believes  that the persons named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  common  stock
     beneficially owned by them, unless otherwise noted.

(3) Includes 2,677,322 shares owned by Mr. Francis Williams; 1,149,434 shares allocated to Mr. Williams based on his 66.7% ownership in Kimmins Corp., 29,345 shares owned by Mr. Williams' wife; 22,748 shares held by Mr. Williams as trustee for his wife and children and 18,296 shares held by Mr. Williams as custodian under the New York Uniform Gifts to Minors Act for his Children. Mr. Williams owns 66.7% of the outstanding common stock of Kimmins Corp. and is its Chairman and Chief Executive Officer.

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

     Item 13.   Certain Relationships and Related Transactions
     -------    ----------------------------------------------

     Surplus Debentures/Term Note
     ----------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Financial Services. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital by $375,000. As of December 31, 1999, no payments could be made under the terms of the debenture. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due to CCS. As a result, CCS increased paid-in-capital to $1,000,000 from $423,734. As of December 31, 2002, no payments could be made under the terms of the debenture. In 2003, CTI forgave the balance of its surplus note to CCS in the amount of $2,048,734. As a result paid-in and contributed surplus of CCS increased to $3,048,734.

     Effective November 10, 1988, the Company entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note, originally due November 10, 2001, has been extended to November 10, 2004. The annual rate of interest is equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. The average interest rate for 2002 was 8.6%. On December 26, 2001, the Company made a principal note payment of $395,945 reducing the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the close of business on the maturity date.

     CCS writes surety bonds for KC and its affiliates. Revenues attributable to transactions with KC and its affiliates were $264, $88 and $7,816 for the years ended December 31, 2002, 2001 and 2000, respectively. Qualex performs consulting services for KC and affiliates. Revenue attributable to transaction with affiliates were $16,586, $121,089 and $171,292 for years ended December 31, 2002, 2001 and 2000, respectively.

     Item 14.   Controls and Procedures
     -------    -----------------------

     Within the 90-day period to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that, (subject to the limitations noted below), the design and operation of these disclosure controls, and procedures were effective. No significant changes have been made in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

     Limitations on the Effectiveness of Controls
     --------------------------------------------

     Management, including the President and Chief Financial Officer, does not expect that disclosure controls and procedures and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective, of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Item  15.  Exhibits,  Consolidated  financial  statements,  Schedules,  and
     --------     Reports on Form 8-K
                  -------------------

(a) The following documents are filed as part of this Annual Report on Form 10-K

     1.   Consolidated Financial Statements

          -    Independent Auditors' Report
          -    Consolidated Balance Sheets at December 31, 2002 and 2001
          - Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.

          - Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002.
          - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
          -    Notes to Consolidated Financial Statements

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

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          3(a)  - Articles of Incorporation* 3(b) - Bylaws*
          10(a) - Lease agreement with Cumberland Properties, Inc.*
          10(c) - 1991 Stock Option Plan*
          11    - Statement Re: Computation of Earnings Per Share
          21    - Subsidiary list
          99.1 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002
          99.2 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002

          * Note - Incorporated by reference to the same exhibit number filed with the Registrant's Registration Statement on Form 10 (File No. 0-19727.)

(b) Reports on Form 8-K - On September 12, 2002 the Company filed a Form 8-K to announce that it will be delisted from the NASDAQ SmallCap Market.

     On October 3, 2002 the Company filed a Form 8-K to announce that it will be listed on the Nasdaq OTC Bulletin Board.

(c) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    May 6, 2003                By:      /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 6, 2003                By:      /s/ Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams, President


Date:    May 6, 2003                By:      /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams, Chairman of the Board


Date:    May 6, 2003                By:      /s/ R. Donald Finn
                                    --------------------------------------------
                                    R. Donald Finn, Director


Date:    May 6, 2003                By:      /s/ Andrew J. Cohen
                                    --------------------------------------------
                                    Andrew J. Cohen, Director


Date:    May 6, 2003                By:      /s/ Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black, Secretary
                                    (Principal Financial and Accounting Officer)

                           Annual Report on Form 10-K

                             Item 15(a), (c) and (d)

                    List of Consolidated Financial Statements

             Consolidated Financial Statement Schedules and Exhibits

                          Year Ended December 31, 2002


                          Cumberland Technologies, Inc.

                                 Tampa, Florida

                          CUMBERLAND TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
                   ------------------------------------------

     The following consolidated financial statements of Cumberland Technologies, Inc. are included herein:

                                                                            Page
                                                                            ----


Independent Auditors' Report..................................................34

Consolidated Balance Sheets at December 31, 2002 and 2001..................35-36

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.......................................37

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002.................................38

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.......................................39

Notes to Consolidated Financial Statements....................................40

The following financial statement schedule is filed as part of this report:

Schedule II - Condensed Financial Information of Registrant...................63

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Cumberland Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cumberland Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed in 2002 its method of accounting for goodwill to conform to Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets and changed in 2001 its method for accounting for derivatives to conform to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/  DELOITTE & TOUCHE LLP
Tampa, Florida

March 31, 2003

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                December 31,
                                                       -------------------------
                                                              2002          2001
                                                       -------------------------
Investments:
-----------
   Debt securities available-for-sale at fair value $ 7,758,657 $ 9,339,353 Debt securities held-to-maturity at amortized cost (fair value, 2002 - $367,681; and
     2001 - $374,436) ..............................       359,898       359,475
   Mortgage loan on real estate, at unpaid
     principal .....................................       716,413       681,790
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................     9,268,961    10,814,611

Cash and cash equivalents ..........................       593,259     2,654,131
Accrued investment income ..........................       123,894       154,527
Reinsurance recoverable ............................    12,089,177     6,634,497

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $116,323 and $40,289,
     respectively ..................................     2,518,187     4,615,327
   Affiliate .......................................          --          72,201
Income tax recoverable .............................     1,073,686          --
Deferred income tax asset ..........................       401,738       499,145
Deferred policy acquisition costs ..................     1,665,694     1,903,547
Intangibles, net ...................................       288,473       380,951
Goodwill ...........................................       152,780       152,780
Other investment ...................................       700,124       640,872
Other assets .......................................       302,515       371,893
                                                       -----------   -----------
     Total assets ..................................   $29,178,488   $28,894,482
                                                       ===========   ===========



                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                December 31,
                                                     ---------------------------
                                                            2002            2001
                                                     ---------------------------
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expense reserves .....   $  8,895,470   $ 5,284,804
   Derivative instruments ........................      4,346,285     3,597,782
   Unearned premiums .............................      4,587,175     5,582,640

Ceded reinsurance payable ........................         26,883     1,755,105
Accounts payable and other liabilities ...........      3,775,924     3,388,269
Income tax payable ...............................           --         113,284
Debt:
----
   Nonaffiliate ..................................        455,417       651,940
   Affiliate .....................................        604,055       604,055
                                                     ------------   ------------
   Total liabilities .............................     22,691,209    20,977,879
                                                     ------------   ------------

Stockholders' equity:
--------------------
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356
       shares issued .............................          5,916         5,916
   Capital in excess of par value ................      7,270,316     7,270,316
   Accumulated other comprehensive income ........        210,574        70,729
   (Accumulated deficit) retained earnings .......       (735,808)      833,361
                                                     ------------   ------------
                                                        6,750,998     8,180,322
   Less treasury stock, at cost, 318,112 shares at
       December 31, 2002 and 2001 ................       (263,719)     (263,719)
                                                     ------------   ------------
   Total stockholders' equity ....................      6,487,279     7,916,603
                                                     ------------   ------------
       Total liabilities and stockholders' equity    $ 29,178,488  $ 28,894,482
                                                     ============  =============



                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                                                             Years ended December 31,
                                                                           ---------------------------------------------------------
                                                                                   2002                  2001                  2000
                                                                           ---------------------------------------------------------

Revenue:
-------
Direct premiums earned ...........................................         $ 13,980,567          $ 14,465,244          $ 12,756,102
Reinsurance premiums assumed .....................................            3,497,789             3,788,443             2,480,712
Less reinsurance ceded ...........................................           (4,046,606)           (4,612,371)           (3,108,861)
                                                                           ------------          ------------          ------------
Net premium income ...............................................           13,431,750            13,641,316            12,127,953

Net investment income ............................................              486,138               604,463               576,406
Net realized investment gains ....................................               66,239               305,461                38,381
Commission income ................................................              507,112               413,422               386,362
Income from investment in affiliate ..............................               59,252                61,457                19,996
Other income:
------------
    Affiliate ....................................................               16,586               121,089               171,292
    Nonaffiliate .................................................            1,673,501             1,374,916             1,124,490
                                                                           ------------          ------------          ------------
Total revenue ....................................................           16,240,578            16,522,124            14,444,880
                                                                           ------------          ------------          ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............................            8,552,315             4,511,910             3,360,358
Derivative expense ...............................................              505,816             1,060,799                  --
Amortization of deferred policy acquisition
    costs ........................................................            3,593,701             4,362,721             3,767,107
Operating expenses ...............................................            6,008,072             6,159,044             5,308,516
Impairment of long-lived assets ..................................                 --                 437,418                  --
Interest expense:
----------------
    Affiliate ....................................................               59,423                69,198               100,000
    Nonaffiliate .................................................                2,451                97,208               102,760
                                                                           ------------          ------------          ------------
Total benefits and expenses ......................................           18,721,778            16,698,298            12,638,741
                                                                           ------------          ------------          ------------

(Loss) income before income tax (benefit)
    expense and  extraordinary gain ..............................           (2,481,200)             (176,174)            1,806,139
Income tax (benefit) expense .....................................             (912,031)              (75,932)              764,390
                                                                           ------------          ------------          ------------
(Loss) income before extraordinary gain ..........................           (1,569,169)             (100,242)            1,041,749
Extraordinary gain (net of income tax) ...........................                 --                 158,610                  --
                                                                           ------------          ------------          ------------
Net (loss) income ................................................         $ (1,569,169)         $     58,368          $  1,041,749
                                                                           ============          ============          ============

Income per basic share:
----------------------
    Income (loss) before extraordinary gain ......................         $       (.28)         $      (0.02)         $       0.19
    Extraordinary gain ...........................................                 --                    0.03                  --
                                                                           ------------          ------------          ------------
    Net (loss) income ............................................         $       (.28)         $       0.01          $       0.19
                                                                           ============          ============          ============
Weighted average shares outstanding - basic ......................            5,597,244             5,589,167             5,528,849
Income per diluted share:
------------------------
    Income (loss) before extraordinary gain ......................         $       (.28)         $      (0.02)         $       0.19
    Extraordinary gain ...........................................                 --                    0.03                  --
                                                                           ------------          ------------          ------------
    Net (loss) income ............................................         $       (.28)         $       0.01          $       0.19
                                                                           ============          ============          ============
Weighted average shares outstanding - diluted ....................            5,597,244             5,611,667             5,642,349
                                                                           ============          ============          ============




                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002



                                                                             Accumulated   (Accumulated
                                      Common Shares           Capital in        Other       Deficit)                      Total
                                      -------------           Excess of     Comprehensive   Retained     Treasury     Stockholders'
                                  Stock           Amount      Par Value     (Loss) Income   Earnings      Stock          Equity
                                  -----           ------      ---------     -------------   --------     ---------    --------------

Balance at January 1, 2000 ..     5,815,356    $     5,816    $ 7,257,916   $  (40,897)   $  (266,756)   $  (263,719)   $ 6,692,360

   Exercise of 56,000 shares
       under 1991 stock
       option plan...........        56,000             56          6,944                                                     7,000

   Net unrealized
       appreciation
       of available-for-sale
       securities, net of
       income tax ...                                                         145,382                                       145,382

   Net income ..............                                                                1,041,749                     1,041,749
                                                                                                                        -----------

   Comprehensive income.....                                                                                              1,187,131
                                -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000      5,871,356          5,872      7,264,860     104,485         774,993       (263,719)     7,886,491

   Exercise of 44,000 shares
       under 1991 stock
       option plan..........         44,000             44          5,456                                                     5,500

   Net unrealized
       depreciation
       of available- for-sale
       securities, net of                                                    (33,756)                                       (33,756)
       income tax..........

   Net income .............                                                                    58,368                        58,368
                                                                                                                         -----------

   Comprehensive income ...                                                                                                  24,612
                                -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001      5,915,356          5,916      7,270,316        70,729        833,361       (263,719)    7,916,603

   Net unrealized
      appreciation
      of available-for-sale
      securities, net of
      income tax...........                                                     139,845                                     139,845

   Net loss ...............                                                                (1,569,169)                   (1,569,169)
                                                                                                                         -----------

   Comprehensive loss .....                                                                                              (1,429,324)
                                -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002      5,915,356    $     5,916    $ 7,270,316   $   210,574    $  (735,808)   $  (263,719)   $6,487,279
                                ===========    ===========    ===========   ===========    ===========    ===========    ===========




                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                                                Years ended December 31,
                                                                              ------------------------------------------------------
                                                                                     2002                 2001                2000
                                                                              ------------------------------------------------------

Operating activities:
--------------------
Net (loss) income ...................................................         $(1,569,169)         $    58,368          $ 1,041,749
Adjustments to reconcile net income to cash
   (used in) provided by operating activities:
       Extraordinary gain on restructuring
           of note payable ..........................................                --               (158,610)                --
       Amortization (accretion) of investment
           premiums discounts .......................................              28,532              (15,094)             (21,358)
       Policy acquisition costs amortized ...........................           3,593,701            4,362,721            3,767,107
       Policy acquisition costs deferred ............................          (3,355,848)          (4,311,250)          (4,120,698)
       Amortization .................................................              92,478              144,267              151,319
       Impairment of long-lived assets ..............................                --                437,318                 --
       Net realized gains on sales of investments ...................             (66,239)            (305,461)             (38,381)
       Recoveries for bad debts .....................................                --                   --                (13,250)
       (Increase) decrease in:
           Accrued investment income ................................              30,633               30,484             (118,923)
           Reinsurance recoverable ..................................          (5,454,680)            (663,862)          (1,240,262)
           Accounts receivable ......................................           2,097,140             (794,121)            (911,598)
           Income tax recoverable ...................................          (1,073,686)             167,588             (167,588)
           Deferred income tax asset ................................              33,400             (421,123)              66,710
           Other investment .........................................             (59,252)             (58,340)             (23,114)
           Other assets .............................................              69,378              (60,811)               3,777
       Increase (decrease) in:
           Loss and loss adjustment expense
           reserve and unearned premiums ............................           2,615,201             (533,888)             769,246
           Derivative liability .....................................             748,503            2,977,772                 --
           Ceded reinsurance payable ................................          (1,728,222)           1,033,592              353,607
           Accounts payable and other liabilities ...................             387,653              750,521              728,169
           Income tax payable .......................................            (113,284)             113,284              (35,132)
                                                                              -----------          -----------          -----------
Net cash (used in) provided by operating activities .................          (3,723,761)           2,753,355              191,380
                                                                              -----------          -----------          -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - debt securities ..................................          (3,172,826)          (6,405,825)          (6,670,793)
       Proceed from sales - debt securities .........................           4,994,660            4,907,176            3,098,993
       Proceed from sales - equities ................................                --                    939              354,956
Proceeds from investment settlement .................................                --                   --                228,875
Securities held-to-maturity:
       Proceeds from maturities .....................................                --                865,000            1,500,000
(Purchases of) net payments on - mortgage loans .....................             (34,623)              60,278              198,236
(Net purchases of short-term investments ............................                --                   --                 (3,754)
                                                                              -----------          -----------          -----------
Net cash provided by (used in) investing activities .................           1,787,211             (572,432)          (1,293,487)
                                                                              -----------          -----------          -----------
Financing activities:
--------------------
Payments on debt, affiliate and
   Non-affiliate ....................................................            (196,523)            (590,866)            (178,746)
Stock options exercised .............................................                --                  5,500                7,000
Net change in advances to (from) affiliates .........................              72,201              364,796              (32,516)
                                                                              -----------          -----------          -----------
Net cash used in financing activities ...............................            (124,322)            (220,570)            (204,262)
                                                                              -----------          -----------          -----------
(Decrease) Increase in cash and cash equivalents ....................          (2,060,872)           1,960,353           (1,306,369)
Cash and cash equivalents, beginning of year ........................           2,654,131              693,778            2,000,147
                                                                              -----------          -----------          -----------
Cash and cash equivalents, end of year ..............................         $   593,259          $ 2,654,131          $   693,778
                                                                              ===========          ===========          ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest ..............................................         $     2,451          $    33,834          $   102,760
                                                                              -----------          -----------          -----------
Cash paid for income taxes ..........................................         $   214,300          $   164,909          $ 1,025,400
                                                                              ===========          ===========          ===========


                 See notes to consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


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

     Investments
     -----------

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


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

     Investments in which the Company has a 20% - 50% ownership interest are accounted for using the equity method. The Company's proportionate share of income generated by an investee accounted for under the equity method of $59,252, $61,457, and $19,996 for the years ended December 31, 2002, 2001 and
2000, respectively, are included in income.

     Cash Equivalents
     ----------------

     The Company considers all highly liquid investments having a maturity of twelve months or less when purchased to be cash equivalents.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill effective January 1, 2002. At December 31, 2002 and 2001, goodwill, net of accumulated amortization, was $152,780. Goodwill amortization expense was $55,813 for years ended December 31, 2001 and 2000. As a result of the impairment test required by SFAS 142, the Company's goodwill was found not to be impaired.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

     At December 31, 2001, Goodwill and other long-lived assets that were capitalized in conjunction with the purchase of Associates Acquisition Corp., d/b/a Surety Associates were deemed impaired as such an impairment charge of $437,418 was recorded in the consolidated statement of operations.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


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

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001 and on January 1, 2001 there was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at December 31, 2002 and 2001 is $4,346,285 and $3,597,782, respectively. At December 31, 2002 and 2001 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The Company is not involved in any hedging activities.

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

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


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

     The Company has recorded a deferred income tax asset of $401,738 and $499,145 at December 31, 2002 and 2001, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 39,500, 69,500 and 113,500 outstanding stock options at December 31, 2002, 2001 and 2000, respectively, had an immaterial effect on the results of the calculations of earnings per share. Additionally, 47,000 outstanding stock options were antidilutive at December 31, 2002 and 2001, respectively. There were no antidilutive stock options at December 31, 2000.

     Business Concentration
     ----------------------

     The majority of the Company's business relates to surety bonds, which provide performance and payment bonds for individual and commercial contractors, and market performance products, which provide specific liability coverage for professional services rendered by registered investment advisors. Accordingly, the occurrence of adverse economic conditions could have a material adverse effect on the Company's business, although for surety bonds, no such conditions have been encountered in the Company's past experience. For surety bonding, the Company requires collateral from surety bond customers if the customer fails to meet between 80 percent to 99 percent of the Company's underwriting criteria. Customers that fail to meet at least 80 percent of the requirements are denied surety bonding.

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

     New Accounting Standards
     ------------------------

     The Financial Accounting Standards Board ("FASB") recently issued the following SFAS's, and the Company is currently determining the impact that these standards will have on its financial statements.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     In June 2002, the FASB issued SFA 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or deposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal.

     Reclassifications
     -----------------

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 consolidated financial statement presentation.

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

     The Company's operating subsidiaries rent or lease office space in the cities in which they are located. CCS and Qualex lease office space in Tampa, Florida from a company owned by Francis Williams, the Chairman of the Board of the Company, at a monthly rate of $10,885, pursuant to a lease that was executed June 1, 1999 and is effective through May 31, 2009.

     KC and SSI entered into an agreement with an independent contractor, AEC on August 16, 1989 on a construction contract with the United States Navy ("Navy"). At the time the bonds were issued by CCS as surety, KC entered into an indemnification agreement, whereby KC indemnified CCS from any and all losses, costs and expenses incurred related to the bonds. In 1991, the Navy defaulted and terminated AEC on the contract. The contract was subsequently litigated and CCS was unsuccessful in its litigation activities with the Navy. As a result, KC reimbursed CCS $1,500,000 of the total subrogation recoverable of $1,850,877 in November 2001 on the contract. CCS wrote off the remaining $350,877 reinsurance recoverable as a charge to loss and loss adjustment expense and incurred an additional $240,000 in legal fees during 2001.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


4.   Investments
     -----------

     The   Company's   investments   in   available-for-sale    securities   and
held-to-maturity securities are summarized as follows:



                                                                                         Gross            Gross
                                                                         Amortized     Unrealized       Unrealized           Fair
                                                                           Cost          Gains           Losses              Value
                                                                       -----------      ----------      -----------       ----------

Available-for-sale securities at December 31, 2002:
       U.S. Government bonds ...................................       $3,062,496       $   79,128       $     --         $3,141,624
       State and municipal bonds ...............................          496,609            3,761             --            500,370
       Industrial and miscellaneous bonds ......................        3,861,932          256,951            2,220        4,116,663
                                                                       ----------       ----------       ----------       ----------

Total available-for-sale securities ............................        7,421,037          339,840            2,220        7,758,657
                                                                       ----------       ----------       ----------       ----------

Held-to-maturity securities at December 31, 2002:
       U.S. Government bonds ...................................          359,898            7,783             --            367,681
                                                                       ----------       ----------       ----------       ----------

Total securities ...............................................       $7,780,935       $  347,623       $    2,220       $8,126,338
                                                                       ==========       ==========       ==========       ==========

Available-for-sale securities at December 31, 2001:
       U.S. Government bonds ...................................       $5,304,913       $   48,834       $   17,507       $5,336,240
       State and municipal bonds ...............................          546,547             --             19,457          527,090
       Industrial and miscellaneous bonds ......................        3,354,093          125,067            3,137        3,476,023
                                                                       ----------       ----------       ----------       ----------

Total available-for-sale securities ............................        9,205,553          173,901           40,101        9,339,353
                                                                       ----------       ----------       ----------       ----------

Held-to-maturity securities at December 31, 2001:
       U.S. Government bonds ...................................          359,475           14,961             --            374,436
                                                                       ----------       ----------       ----------       ----------

Total securities ...............................................       $9,565,028       $  188,862       $   40,101       $9,713,789
                                                                       ==========       ==========       ==========       ==========


     The amortized cost and fair value of the Company's investments in debt securities, segregated by available-for-sale and held-to-maturity, at December 31, 2002 are summarized, by stated maturity, as follows:



                                                                  Available-for-Sale                      Held-to-Maturity
                                                                  ------------------                      ----------------
Maturity                                                     Amortized Cost       Fair Value        Amortized Cost        Fair Value
--------                                                     --------------       ----------        --------------        ----------

Due in one year or less ............................          $2,843,920          $2,875,916          $  259,898          $  262,681
Due after one year through five
   years ...........................................           3,402,685           3,623,775             100,000             105,000
Due after five years through
   ten years .......................................             677,822             758,596                --                  --
Due after twenty years .............................             496,610             500,370                --                  --
                                                              ----------          ----------          ----------          ----------
                                                              $7,421,037          $7,758,657          $  359,898          $  367,681
                                                              ==========          ==========          ==========          ==========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


4.   Investments (continued)
     -----------------------

     The Company held no investments in any person or its affiliates (excluding obligations of the U.S. Government or its agencies), which exceeded 10 percent of stockholders' equity at the end of the respective year.

     At December 31, 2002 and 2001, the Company had restricted investments held totaling $4,520,022 and $3,405,564, respectively. Restricted investments primarily represent funds held as collateral in connection with reinsurance trust agreements and bonds placed on deposit with various state departments of insurance under statutory deposit requirements. At December 31, 2002 and 2001, respectively, bonds placed on deposit with state departments of insurance total $4,432,514 and $3,319,588 of which $2,290,971 and $1,282,022 is held by the
Florida Department of Financial Services.

     Net investment income and net realized investment gains (losses) for the Company is comprised of the following:



                                                                                             Year ended December 31,
                                                                              ------------------------------------------------------
                                                                                     2002                2001                  2000
                                                                              ------------------------------------------------------

Debt and equity securities .......................................            $ 503,603             $ 573,345             $ 501,853
Mortgage loans on real estate ....................................                5,498                 3,289                 3,384
Short-term investments, including cash and
    cash equivalents .............................................               31,007                77,203               106,089
                                                                              ---------             ---------             ---------
                                                                                540,108               653,837               611,326
Less investment expenses .........................................              (53,970)              (49,374)              (34,920)
                                                                              ---------             ---------             ---------
Net investment income ............................................            $ 486,138             $ 604,463             $ 576,406
                                                                              =========             =========             =========
Realized gains (losses) on available-for-sale
    securities:
    Debt securities - gains ......................................            $  91,826             $ 329,360             $  38,381
    Debt securities - losses .....................................              (25,587)                 --                    --
    Equity securities - losses ...................................                 --                 (23,899)                 --
                                                                              ---------             ---------             ---------
Net realized investment gains ....................................            $  66,239             $ 305,461             $  38,381
                                                                              =========             =========             =========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


5.   Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                           December 31, 2002
                                                    ----------------------------
                                                    Carrying Amount   Fair Value
                                                    ----------------------------
Assets:
------
   Cash and cash equivalents, including short-
       term investments ............................    $1,027,252    $1,027,252
   Securities ......................................     8,118,555     8,126,337
   Mortgage loans on real estate ...................       716,413       716,413
   Accounts receivable .............................     2,518,187     2,518,187
   Reinsurance recoverable .........................    12,089,177    12,089,177

Liabilities:
-----------
   Debt ............................................     1,059,472     1,059,472
   Ceded reinsurance payable .......................        26,883        26,883
   Derivative instrument ...........................     4,346,285     4,346,285

                                                            December 31, 2001
                                                      --------------------------
                                                      Carrying Amount Fair Value
                                                      --------------------------
Assets:
------
   Cash and cash equivalents, including short-
       term investments ............................    $3,088,124    $3,088,124
   Investments .....................................     9,698,828     9,713,758
   Mortgage loans on real estate ...................       681,790       681,790
   Accounts receivable .............................     4,687,528     4,687,528
   Reinsurance recoverable .........................     6,634,497     6,634,497

Liabilities:
-----------
   Debt ............................................     1,255,995     1,255,995
   Ceded reinsurance payable .......................     1,755,105     1,755,105
   Derivative instrument ...........................     3,597,782     3,597,782

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


5.   Fair Value of Financial Instruments (continued)
     -----------------------------------------------

     Cash and cash equivalents, short-term investments, accounts receivable, reinsurance recoverable and ceded reinsurance payable: The carrying amount reported in the consolidated balance sheet approximates fair value.

     Securities: Fair values for held-to maturity and debt securities are based on quoted market prices and are recognized in the Consolidated Balance Sheet. The fair values for equity securities are based on quoted market prices and are recognized in the consolidated balance sheet.

     Mortgage loans: The mortgage loans represent three mortgages. Two are small mortgages totaling $75,369 which were current at December 31, 2002. The other mortgage (referred to as the Mundy mortgage) totals $641,044 and was obtained through a bond that went into default whereby CCS held the mortgage as collateral on the Mundy mortgage.

     The value of the  collateral  is in excess of  $1,000,000  and  because  it
greatly   exceeds  the  balance  on  the  mortgage,   an  allowance  was  deemed
unnecessary.

     Debt: Fair value of debt is based on discounted expected future cash flows, using risk rates currently available for debt with similar terms and remaining maturities.

6.   Intangibles
     -----------

     Intangibles are comprised of the following:

                                                            As of December 31,
                                                     ---------------------------
                                                           2002             2001
                                                     ---------------------------
Deferred state admission costs ...............       $  227,171       $  227,171
Customer lists and acquisition costs .........          567,163          567,163
Product development ..........................          262,194          262,194
Goodwill .....................................          280,623          280,623
                                                     ----------       ----------
                                                      1,337,151        1,337,151
Accumulated amortization .....................          895,898          803,420
                                                     ----------       ----------
Total ........................................       $  441,253       $  533,731
                                                     ==========       ==========

     Amortization expense amounted to $92,478 in 2002, $144,267 in 2001 and $151,319 in 2000 and is recorded in operating expenses in the consolidated statements of operations.

                          CUMBERLAND TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


6.   Intangibles (continued)
     -----------------------

     In July 2001, the FASB issued SFAS 142 "Goodwill and Other Intangible Assets" which was adopted by the Company as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment on an annual basis.

     SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company was required to perform a second test to measure the amount of the impairment. In the first step, the Company identified no indications of impairment. Therefore the Company was not required to perform the second step of the initial goodwill impairment test.

     A reconciliation of net loss and loss per share reported in the consolidated statements of operations to the proforma amounts adjusted for the exclusion of goodwill amortization, net of the related income (loss) tax effect, is presented below. The unaudited proforma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net (loss) income and (loss) earnings per share and are for comparative purposes only.



                                                                                                       December 31,
                                                                       -------------------------------------------------------------
                                                                                    2002                 2001                   2000
                                                                       -------------------------------------------------------------

Reported net (loss) income ......................................      $      (1,569,169)  $           58,368     $        1,041,749
Add: Goodwill amortization, net of tax ..........................                   --                 40,900                 35,914
                                                                       -----------------   ------------------     ------------------
Adjusted net (loss) income ......................................      $      (1,569,169)  $           99,268     $        1,077,663
                                                                       =================   ==================     ==================
Net (loss) income per share - basic and
   diluted ......................................................      $           (0.28)  $             0.01     $             0.19
Add: Goodwill amortization, net of tax ..........................                   --     $             0.01     $             0.01
                                                                       -----------------   ------------------     ------------------
Adjusted net (loss) income per share - basic
   and diluted ..................................................      $           (0.28)  $             0.02     $             0.20
                                                                       =================   ==================     ==================

7.   Other Investment
     ----------------

     The Company has a 30 percent investment in Global Solutions Insurance Services, Inc. ("GSIS"), an agency located in California that issues cargo insurance and customs bonds, which is accounted for under the equity method.

     Summarized unaudited financial information of GSIS is as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


7.    Other Investment (continued)
      ----------------------------

                                                 Year ended December 31,
                                     -------------------------------------------
                                          2002             2001             2000
                                     -------------------------------------------
Revenues ....................         $703,465         $600,530         $417,972
Net income ..................          197,507          178,738           66,655

                                                          As of December 31,
                                                   -----------------------------
                                                         2002               2001
                                                   -----------------------------
Current assets ...........................         $2,310,459         $1,034,572
Non-current assets .......................            230,974            250,955
Current liabilities ......................          1,755,760            726,402
Non-current liabilities ..................          1,744,442          1,607,555

8.   Reserve for Losses and Loss Adjustment Expenses
     -----------------------------------------------

     The following table provides a reconciliation of the beginning and ending liability balances, net of reinsurance recoverables, for the years ended December 31, 2002, 2001 and 2000, to the gross amounts reported in the Company's consolidated balance sheets:



                                                                                                    December 31,
                                                                               -----------------------------------------------------
                                                                                      2002               2001                 2000
                                                                               -----------------------------------------------------

Gross liability for losses and LAE at beginning
   of year ...........................................................         $ 5,284,804         $ 6,245,819          $ 6,408,490
Recoverables on losses and LAE .......................................           1,812,616           2,911,070            3,599,763
                                                                               -----------         -----------          -----------
Liability for losses and LAE on unpaid losses before
   adjustment for incurred and paid losses ...........................           3,472,188           3,334,749            2,808,727
Incurred losses and LAE's claims, net of
   reinsurance, occurring during:
   Current year ......................................................           8,203,575           5,448,480            4,363,435
   Prior year ........................................................             348,740            (936,570)          (1,003,077)
                                                                               -----------         -----------          -----------
Total incurred losses, net of reinsurance ............................           8,552,315           4,511,910            3,360,358
Losses and LAE payments for claims, net of
   reinsurance, occurring during:
   Current year ......................................................           5,469,929           1,798,145            2,450,587
   Prior years .......................................................           3,936,415           2,576,326              383,749
                                                                               -----------         -----------          -----------
Total payments .......................................................           9,433,344           4,374,471            2,834,336
                                                                               -----------         -----------          -----------
Liability for losses and LAE, net ....................................           2,591,159           3,472,188            3,334,749

Add:  recoverables on losses and LAE's ...............................           6,304,311           1,812,616            2,911,070
                                                                               -----------         -----------          -----------
Liability for losses and LAE, at end of year .........................         $ 8,895,470         $ 5,284,804          $ 6,245,819
                                                                               ===========         ===========          ===========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


8.   Reserve for Losses and Loss Adjustment Expenses (continued)
     -----------------------------------------------------------

     The Company experienced a deficiency of $348,740 for the year ended December 31, 2002. The deficiency is a result of settling claim basis reserves established in prior years for amounts that were more than expected. The Company experienced $936,570 and $1,003,077 in redundancies for losses and loss adjustment expenses in 2001 and 2000. The redundancies principally result from subrogation received on pooling agreement case base reserves and claims in prior years.

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

9.   Income Taxes
     ------------

     Income tax (benefit) expense consists of the following:

                                                      December 31,
                                       -----------------------------------------
                                             2002           2001            2000
                                       -----------------------------------------
Current:
-------
    Federal .....................      $(945,431)      $ 294,737       $ 595,707
    State .......................           --            50,453         101,973
                                       ---------       ---------       ---------
    Total current ...............       (945,431)        345,190         697,680
                                       ---------       ---------       ---------

Deferred:
--------
    Federal .....................         28,518        (276,568)         56,960
    State .......................          4,882         (47,342)          9,750
                                       ---------       ---------       ---------
    Total deferred ..............         33,400        (323,910)         66,710
                                       ---------       ---------       ---------
    Total provision .............      $(912,031)      $  21,280       $ 764,390
                                       =========       =========       =========

     The provision is reported as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


9.       Income Taxes (continued)

                                                      December 31,
                                         ---------------------------------------
                                               2002           2001          2000
                                         ---------------------------------------
(Benefit) for (loss) income
    before extraordinary gain ......     $(912,031)     $ (75,932)     $ 764,390
Expense for extraordinary
    gain on restructuring of
    note ...........................          --           97,212           --
                                         ---------      ---------      ---------
Total income tax (benefit)
    expense ........................     $(912,031)     $  21,280      $ 764,390
                                         =========      =========      =========

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                        December 31,
                                            ------------------------------------
                                              2002           2001          2000
                                            ------------------------------------
Statutory federal rate ............         34.00%         34.00%         34.00%
State income taxes ................          3.63           3.63           3.63
Tax exempt income .................           .36         (11.04)          (.49)
Nondeductible expenses ............         (1.23)           .13           1.52
Miscellaneous .....................           --             --            3.66
                                            -----          -----          -----
Effective tax rate ................         36.76%         26.72%         42.32%
                                            =====          =====          =====

     The following summarizes the effect of deferred income taxes items and their impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards which give rise to deferred income tax assets and liabilities are as follows:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


     9. Income Taxes (continued)
        ------------------------
                                                             December 31,
                                                   -----------------------------
                                                           2002             2001
                                                   -----------------------------

Deferred income tax liabilities:
-------------------------------
Deferred acquisition costs ...................     $  (626,801)     $  (716,305)
Unrealized gain on investments ...............        (127,046)         (63,039)
                                                   -----------      -----------
Total deferred tax liabilities ...............        (753,847)        (779,344)
                                                   -----------      -----------

Deferred  income tax assets:
---------------------------
Basis difference in fixed assets .............          17,139             --
Basis difference in investments ..............         101,411          120,766
Reserve discounting ..........................         415,464          442,163
Unearned premiums ............................         251,891          333,791
Amortization .................................         163,945          279,455
Surplus notes ................................         102,314          102,314
State net operating loss carryforward ........         103,421             --
                                                   -----------      -----------
Total deferred income tax assets .............       1,155,585        1,278,489
                                                   -----------      -----------
Net deferred income tax asset ................     $   401,738      $   499,145
                                                   ===========      ===========

10.  Debt
     ----

     Debt as of December 31, consists of the following:
     -------------------------------------------------

                                                       -------------------------
                                                             2002           2001
                                                       -------------------------
Affiliate:
---------
Convertible note payable due November 10,
     2002 ........................................     $  604,055     $  604,055
Nonaffiliate:
------------
Note payable due March 1, 2002 ...................           --          124,523
Note payable due June 30, 2010 ...................        455,417        527,417
                                                       ----------     ----------
                                                       $1.059,472     $1,255,995
                                                       ==========     ==========

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


10.  Debt (continued)
     ----------------

     Convertible Note Payable to Affiliate
     -------------------------------------

     Effective November 10, 1988, the Company entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note, originally due November 10, 2001, has been extended to November 10, 2003. The annual rate of interest is equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. The average interest rate for 2002 was 8.6%. On December 26, 2001, the Company made a principal note payment of $395,945 reducing the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the close of business on the maturity date.

     Notes Payable to Nonaffiliates
     ------------------------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note was due March 1, 2002 and bore interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. The other note is due June 30, 2010 and originally bore interest at 9%. Principal payments of $40,000 were due annually for three years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through March 31, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that interest rate was reduced to zero, and principal payments became payable at $6,000 per month. The modification of the terms of the note resulted in an extraordinary gain of $158,610 (net of deferred income taxes of $97,212). Payments totaling $113,312 including a lump sum payment of $50,000 were made during 2001.

     Interest incurred in 2002, 2001 and 2000 for term notes due nonaffiliates was $2,451, $97,208 and $102,760, respectively.

     Maturities of affiliate and non-affiliate notes payable are as follows:

         --------------------- --------------------
             Year Ending
             December 31,
         --------------------- --------------------
                 2003          $        676,055
                 2004                    72,000
                 2005                    72,000
                 2006                    72,000
                 2007                    72,000
                                         95,417
                               ----------------
                               $      1,059,472
                               ----------------

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


11.  Employee Benefit Plan
     ---------------------

     On April 1, 1996, CTI adopted a defined contribution 401(k) plan covering substantially all employees. Under the plan, the Company makes contributions equal to one percent of the participant's compensation, not to exceed six percent of the participant's annual deferrals. The Company's contributions to the plan totaled $32,663, $33,502, and $24,311 in 2002, 2001 and 2000,
respectively.

12.  Stock Option Plan
     -----------------

     During the fiscal year ended December 31, 1999, the Company registered the 1991 Stock Option Plan. (the"Plan"). The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method of FASB Statement No.123, the effect on the Company's net (loss) income and (loss) earnings per share would have been immaterial.

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

     Options granted under this plan have a term of ten years and vest ratably over a four year period immediately following the grant date. The following table summarizes all stock option transaction for the years ended December 31, 2002, 2001 and 2000:

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


12.   Stock Option Plan (continued)
      -----------------------------



                                                                   ---------------------  ----------------------  ------------------
                                                                            2002                 2001                   2000
                                                                   ---------------------  ----------------------  ------------------
                                                                              Weighted-               Weighted-            Weighted-
                                                                              Average                 Average              Average
                                                                              Exercise                Exercise             Exercise
                                                                   Shares     Price       Shares      Price       Shares   Price
                                                                  --------    ---------   --------    ---------   -------  ---------
Outstanding at
beginning of year...........................................       69,500     $    1.38   113,500     $     .42   134,500  $     .42
Grants .....................................................         --       $     --       --       $     --     37,000  $    1.50
Exercised ..................................................         --       $     --    (44,000)    $    .125   (56,000) $    .125
Forfeited ..................................................      (30,000)    $   1.125      --       $     --     (2,000) $    1.88
                                                                  -------                 -------                 -------
Outstanding
at end of year..............................................       39,500     $    1.67    69,500     $    1.38   113,500  $     .89
                                                                  =======                  ======                 =======
Exercisable
at end of year..............................................       28,700     $    1.73    45,300     $    1.28    79,900  $     .60
                                                                  =======                  ======                 =======

Weighted-averagefair value of
  options granted during the year...........................      $ --        $     --     $ --       $     --    $37,000  $    1.52


     The proceeds from the exercise of stock options include certain income tax benefits, which are included in capital in excess of par value.

     The following table summarizes information about stock options at December 31, 2002:



                                              Options Outstanding                                        Options Exercisable
                                              -------------------                                        -------------------
                                          Number                                                     Number
                                       Outstanding at      Weighted-Average                       Exercisable at
                                        December 31,         Remaining        Weighted-Average     December 31,    Weighted-Average
Range of Exercise Prices                   2002            Contractual Life   Exercise Price          2002          Exercise Price
------------------------                -------------      ----------------   ---------------      -------------   -----------------

$1.00 ...........................             2,500            5 years        $    1.00              2,500          $           1.00
$1.50-$1.56 .....................            27,000            8 years        $    1.53             16,200          $           1.53
$2.25 ...........................            10,000            7 years        $    2.25             10,000          $           2.25
                                             ------                                                 ------
                                             39,500                                                 28,700
                                             ======                                                 ======

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


13.  Preferred Stock
     ---------------

     CTI is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such rights and privileges as determined by the Board of Directors. The preferred stock shall be issued at such times and for such consideration as determined by the Board of Directors. No shares have been issued as of December 31, 2002.

14.  Reinsurance
     -----------

     CCS assumes reinsurance premiums through a program whereby its subsidiary, SSI has contracted through two joint partnering agreements (St. Paul Fire and Marine Group, f/k/a United States Fidelity and Guaranty Company and Peerless Insurance Company) to pursue small to medium size contract and commercial surety business in states in which CCS is not licensed. Effective July 1, 2002, these programs were discontinued. CCS participates in the underwriting risk through a retrocession treaty with Transatlantic Reinsurance Company.

     Effective October 1, 1996, CCS entered into a quota share agreement with First Indemnity of America Insurance Company ("FIA") whereby all of the premiums written through a shared underwriting office are subject to this treaty. The Company assumes 50% of the premiums written by FIA and cedes 50% of the premiums written by CCS.

     The Company cedes to Transatlantic Reinsurance Company on an excess of loss treaty 95% of the risk insured with a maximum exposure to the Company of $235,000 per principal prior to June 30, 2001 and a maximum exposure of $300,000 per principal effective July 1, 2001 through June 30, 2002. Effective July 1, 2002, net exposure is limited to $250,000 through its reinsurance program after a $1.4 million annual aggregate deductible, limited to $350,000 per principal, is satisfied. Transatlantic Reinsurance Company is rated A+ by A.M. Best. For its liability line of registered investment advisor insurance, the Company has reduced its exposure on any one risk, with a purchase of a quota share agreement with Dorinco Reinsurance (Dorinco Treaty) which is rated A (Excellent) by A.M. Best. Under the Dorinco Treaty, CCS cedes 50% of its liability on all registered investment advisor policies, which have an aggregate net liability limit of $500,000 per endorsement. The Company continues to have exposure to risk for reinsurance ceded in the event that the reinsurer is unable to meet its obligation under the reinsurance agreement in force. Reinsurance does not relieve an insurer of its liability to policyholders, however, the reinsurer is obligated to the insurer for the portion assumed by such reinsurer.

     Effective July 1, 2002, CCS entered into a quota share agreement with Transatlantic Reinsurance Company whereby CCS cedes 35% of the premiums, net of commissions, on its commercial surety bonds with penal sums less than $100,000. The quota share treaty is renegotiated annually.

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


14.  Reinsurance (continued)
     -----------------------

     Gross and net written premiums in 2002, 2001 and 2000 are summarized as follows:



                                  --------------------------------------------------------------------------------------------------
                                              2002                            2001                              2000
                                  --------------------------------------------------------------------------------------------------
                                  Written          Earned           Written          Earned             Written        Earned
                                  ------------     ------------     ------------     ------------       ----------     -------------

Direct  premiums...............   $ 13,849,396     $ 13,980,567     $ 13,866,876     $ 14,465,244       13,775,266     $ 12,756,102

Assumed  premiums..............      2,633,495        3,497,789        4,193,927        3,788,443        2,393,468        2,480,712

Ceded premiums ................     (4,139,382)      (4,046,606)      (4,653,722)      (4,612,371)      (3,510,537)      (3,108,861)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Net premiums .................    $ 12,343,509     $ 13,431,750     $ 13,407,081     $ 13,641,316     $ 12,658,197     $ 12,127,953
                                  ============     ============     ============     ============     ============     ============

     Losses and loss adjustment expenses in 2002, 2001, and 2000 are summarized as follows:

                                   ---------------------------------------------
                                           2002            2001            2000
                                   ---------------------------------------------
Direct .........................   $ 12,300,811    $  5,827,451    $  6,301,778
Assumed ........................      5,920,064       1,217,945         680,032
Ceded ..........................     (9,668,560)     (2,533,486)     (3,621,452)
                                   ------------    ------------    ------------
Net losses and loss adjustment
     Expenses ..................   $  8,552,315    $  4,511,910    $  3,360,358
                                   ============    ============    ============

15.  Commitments and Contingencies
     -----------------------------

     The Company leases certain office space and equipment under noncancelable operating leases. Rent expense was $303,366, $241,158, and $222,983 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum future rental and lease commitments as of December 31, 2002 for all noncancelable operating leases with an initial or remaining term of over one year are as follows:

         --------------------- --------------------
             Year Ending
             December 31,
         --------------------- --------------------
                 2003          $        261,942
                 2004                   253,710
                 2005                   205,204
                 2006                   195,378
                 2007                   194,235
              Thereafter                235,200
                               ----------------
                               $      1,345,669
                               ================

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


15.  Commitments and Contingencies (continued)
     -----------------------------------------

     CCS was named as a defendant in a class action lawsuit in the United States District Court for the District of Colorado. The plaintiffs are clients of a registered investment advisor (the "Advisor") and have alleged that the Advisor, a registered broker-dealer, and certain other defendants (excluding CCS) were negligent or otherwise responsible for losses suffered by the plaintiffs resulting from embezzlement of the plaintiffs' investments by a third party. As a separate count in the lawsuit, the plaintiffs have also asserted claims against CCS based on a policy of insurance issued by CCS to the Advisor. The policy does not provide coverage for embezzlement, rather it insures losses caused by market declines, providing that the Advisor has followed the investment guidelines required by the policy. On July 31, 2002, the District Court granted CCS motion for summary judgment and dismissed the claims against CCS.

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

16.  Statutory Accounting Practices and Regulatory Requirements
     ----------------------------------------------------------

     Statutory capital and surplus and net income as reported to the domiciliary state insurance department in accordance with prescribed or permitted statutory accounting practices for CCS is summarized as follows:

                                                 Year Ended December 31,
                                      ------------------------------------------
                                             2002            2001           2000
                                      ------------------------------------------
Statutory capital and surplus ....    $ 4,734,899     $ 6,503,218    $ 5,441,336
Statutory net (loss) income ......     (1,748,676)        105,513        511,624

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with insurance accounting practices prescribed or permitted by the Florida Department of Financial Services. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the National Association of Insurance Commissioner adopted the Codification of Statutory Accounting Principles (Codification) for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. The effect on CCS's statutory financial statements for the implementation of Codification is an additional $453,187 of surplus which is shown as a change in accounting principle in the capital and surplus section of the statutory financial statements of CCS as a "cumulative change in accounting principle."

                          CUMBERLAND TECHNOLOGIES, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


16.  Statutory Accounting Practices and Regulatory Requirements (continued)
     ----------------------------------------------------------------------

     Under applicable state insurance statutes, CCS must maintain minimum capital and surplus of $3,250,000 (as of December 31, 2002). In addition, under applicable state laws and regulations, CCS is restricted from paying dividends to the extent of surplus profits less any dividends that have been paid in the preceding twelve months or net investment income for the year, whichever is less, unless the Company obtains prior approval from the Florida Department of Financial Services. As of December 31, 2002, no dividends from CCS are available for payment to CTI without the prior approval of the Department of Insurance. The more significant variances between statutory reporting and generally accepted accounting principles are deferred policy acquisition costs and nonadmitted assets. Insurance regulations dictate expensing commissions. Nonadmitted assets represent non-liquid assets and are excluded from the statutory statement of admitted assets, liabilities and capital and surplus.

17.  Comprehensive Income
     --------------------

     Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net income and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive income:


                                                                                Consolidated Statements of Comprehensive Income
                                                                                         For the Year Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                           2002                      2001                      2000
                                                                    ----------------------------------------------------------------

Holding gains ........................................              $   281,385               $   253,529               $   262,046
Tax effect ...........................................                  (98,485)                  (88,735)                  (91,716)
Reclassification:
     Realized gains ..................................                  (66,239)                 (305,461)                  (38,381)
     Income tax ......................................                   23,184                   106,911                    13,433
                                                                    -----------               -----------               -----------
Other comprehensive income ...........................                  139,845                   (33,756)                  145,382
Net (loss) income ....................................               (1,569,169)                   58,368                 1,041,749
                                                                    -----------               -----------               -----------
Comprehensive (loss) income ..........................              $(1,429,324)              $    24,612               $ 1,187,131
                                                                    ===========               ===========               ===========

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                  -------------
                          CUMBERLAND TECHNOLOGIES, INC.


                                                             December 31,
                                                       -------------------------
Condensed Balance Sheets                                     2002           2001
------------------------                               -------------------------
Assets:
------
Investment in wholly-owned subsidiaries ..........     $3,508,968     $6,301,161
Other assets .....................................         43,012          1,973
Other investments ................................        700,124        640,872
Deferred income tax asset ........................        401,738        499,145
Income tax recoverable ...........................      1,073,686           --
Surplus debenture receivable from subsidiary .....      2,048,734      2,048,734
                                                       ----------     ----------
                                                       $7,776,262     $9,491,885
                                                       ==========     ==========
Liabilities:
-----------
Accounts payable to affiliates ...................     $1,280,663     $1,450,710
Income tax payable ...............................           --          113,284
Accounts payable .................................          8,320         11,288
                                                       ----------     ----------
                                                       $1,288,983     $1,575,282
                                                       ----------     ----------
Stockholders' equity:
--------------------
Common stock .....................................          5,916          5,916
Other stockholders' equity .......................      6,481,363      7,910,687
                                                       ----------     ----------
                                                       $6,487,279     $7,916,603
                                                       ----------     ----------
                                                       $7,776,262     $9,491,885
                                                       ==========     ==========


                                                                                             Year Ended December 31,
                                                                       -------------------------------------------------------------
                                                                               2002                     2001                    2000
                                                                       -------------------------------------------------------------

Condensed Statements of Operations
----------------------------------
Revenue:
-------
Management fees from wholly-
   Owned subsidiaries .......................................            $   533,763             $   533,332             $   526,309
                                                                         -----------             -----------             -----------
                                                                             533,763                 533,332                 526,309
                                                                         -----------             -----------             -----------
Costs and expenses:
                                                                                                                         -----------
Operating expenses ..........................................                128,976                 175,161                 140,589
Interest expense to affiliates ..............................                 59,423                  69,198                 100,000
                                                                         -----------             -----------             -----------
                                                                             188,399                 244,359                 240,589
                                                                         -----------             -----------             -----------
Income before income taxes
   and equity in net income and
   extraordinary gain of subsidiaries........................                345,364                 288,973                 285,720
Income tax expense ..........................................                130,409                 109,116                 120,916
Equity in (loss) income of
   subsidiaries before extraordinary gains...................             (1,784,124)               (280,099)                876,945
Equity in extraordinary gain
   of subsidiaries ..........................................                   --                   158,610                    --
                                                                         -----------             -----------             -----------
Net income ..................................................            $(1,569,169)            $    58,368             $ 1,041,749
                                                                         ===========             ===========             ===========

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)
                            -------------------------
                          CUMBERLAND TECHNOLOGIES, INC.


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

     For the years ended December 31, 2002, 2001 and 2000, CTI charged its subsidiaries, excluding CCS, a management fee.

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

     Investment in subsidiaries includes the net unrealized appreciation, net of income tax in available-for-sale securities held by CCS, of $210,574 and $70,729 as of December 31, 2002 and 2001, respectively. These amounts, net of income taxes, have been included in the CTI "other stockholders' equity" amounts.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)
                            -------------------------
                          CUMBERLAND TECHNOLOGIES, INC.


3.   Surplus Debenture Receivable from Subsidiary
     --------------------------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bears interest at 10 percent per annum. In 1992, the debenture due to KC from CCS was assigned to CTI. Interest and principal payments are subject to approval by the Florida Department of Financial Services. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due from CCS. As a result, CCS increased paid-in-capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS as well as future interest. As a result, CCS increased paid-in-capital to $1,000,000. As of December 31, 2002, no payments could be made under the terms of the debenture.

     In 2003, CTI forgave the balance of its surplus note to CCS in the amount of $2,048,734. As a result paid-in and contributed surplus of CCS increased to $3,048,734.

                                 CERTIFICATIONS
                                 --------------

I, Joseph M. Williams, certify that:

1. I reviewed this annual report on Form 10-K of Cumberland Technologies, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   Designed  such  disclosure  controls  and  procedures  to  ensure  the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing ate of this annual report (the "Evaluation Date"; and

     c) Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated to this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 6, 2003                                 By:/s/ JOSEPH M. WILLIAMS
                                                   -----------------------------
                                                   Joseph M. Williams, President

                                 CERTIFICATIONS
                                 --------------

I, Carol S. Black, certify that:

1. I reviewed this annual report on Form 10-K of Cumberland Technologies, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   Designed  such  disclosure  controls  and  procedures  to  ensure  the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing ate of this annual report (the "Evaluation Date"; and

     c) Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated to this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 6, 2003                    By:/s/ CAROL S. BLACK
                                      ------------------------------------------
                                      Carol S. Black
                                      Secretary and
                                      Principal Financial and Accounting Officer