Form 10-Q
period 2003-03-31
CUMBERLAND TECHNOLOGIES INC
filed 2003-05-30
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003.

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from __________ to _________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                            59-3094503
     ----------------------------------------------     ------------------------
     (State or other jurisdiction of incorporation)     (I.R.S. Employer
                                                         Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                     33614
     ---------------------------------------------      ------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [x]

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 31, 2003 was 5,596,744 shares.

                          CUMBERLAND TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION
------   ---------------------

                                                                            Page
                                                                            ----

         Item 1.  Condensed Consolidated Balance Sheets
                    at March 31, 2003(unaudited) and December 31, 2002.......1-2

                  Condensed  Consolidated Statements of Operations
                   (unaudited)for the three months ended
                   March 31, 2003 and 2002.....................................3

                  Condensed Consolidated Statements of Stockholders' Equity
                   for the three months ended March 31, 2003  (unaudited)
                   and for the year ended December 31, 2002....................4

                  Condensed  Consolidated Statements of Cash Flows
                   (unaudited)for the three months ended
                   March 31, 2003 and 2002.....................................5

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)..............................................6-14

                  Forward-looking Statement Disclosure........................15

       Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................16-20

       Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk...............................................21

       Item 4.    Controls and Procedures.....................................21

PART II  OTHER INFORMATION
------   -----------------

       Item 1.    Legal proceedings...........................................22

       Item 2.    Changes in securities.......................................22

       Item 3.    Defaults upon senior securities.............................22

       Item 4.    Submission of matters to a vote of security holders.........22

       Item 5.    Other information...........................................22

       Item 6.    Exhibits and Reports of Form 8-k............................22

                  Signatures...............................................23-27

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS
------    --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                     ---------------------------
                                                      March 31,     December 31,
                                                        2003            2002
                                                     ---------------------------
                                                     (unaudited)
Investments:
-----------
   Debt securities available-for-sale at fair value $ 6,558,978 $ 7,758,657 Debt securities held-to-maturity at amortized cost (fair value, 2003 - $100,000 and
     2002 - $367,681) ..............................       100,000       359,898
   Mortgage loans on real estate, at unpaid
     principal .....................................       677,004       716,413
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................     7,769,975     9,268,961

Cash and cash equivalents ..........................          --         593,259
Accrued investment income ..........................       105,364       123,894
Reinsurance recoverable ............................    11,660,236    12,089,177

Accounts receivable:
-------------------
   Nonaffiliate less allowance for doubtful
     accounts of $134,323 and $116,323 at
     March 31, 2003 and December 31, 2002,
     respectively ..................................     2,253,595     2,518,187
Income tax recoverable .............................     1,008,208     1,073,686
Deferred income tax asset ..........................       472,100       401,738
Deferred policy acquisition costs ..................     1,594,527     1,665,694
Intangibles, net ...................................       266,691       288,473
Goodwill ...........................................       152,780       152,780
Other investment ...................................       690,284       700,124
Other assets .......................................       243,373       302,515
                                                       -----------   -----------
                                                       $26,217,133   $29,178,488
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    ----------------------------
                                                      March 31,     December 31,
                                                        2003           2002
                                                    ----------------------------
                                                     (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expense reserves ....   $  7,077,592    $ 8,895,470
   Derivative instruments .......................      4,381,888      4,346,285
   Unearned premiums ............................      4,289,122      4,587,175

Ceded reinsurance payable .......................         34,586         26,883
Accounts payable and other liabilities ..........      3,072,506      3,775,924
Income tax payable ..............................           --              --
Long-term Debt:
--------------
   Nonaffiliate .................................        437,417        455,417
   Affiliate ....................................        604,055        604,055
                                                    ------------    ------------
   Total liabilities ............................     19,897,166     22,691,209
                                                    ------------    ------------
Stockholders' equity:
--------------------
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued          5,916          5,916
   Capital in excess of par value ...............      7,270,316      7,270,316
   Accumulated other comprehensive income .......        214,107        210,574
   Accumulated deficit ..........................       (906,653)      (735,808)
                                                    ------------    ------------
                                                       6,583,686      6,750,998
   Less treasury stock, at cost, 318,112 shares .       (263,719)      (263,719)
                                                    ------------    ------------
   Total stockholders' equity ...................      6,319,967      6,487,279
                                                    ------------    ------------
       Total liabilities and stockholders' equity   $ 26,217,133    $29,178,488
                                                    ============    ============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                       2003            2002
                                                    ----------------------------

Revenue:
-------
Direct premiums earned ...........................   $ 2,565,688    $ 3,368,144
Reinsurance premiums earned ......................       302,621        792,546
Less reinsurance ceded ...........................      (632,001)    (1,075,529)
                                                     -----------    -----------
Net premium income ...............................     2,236,308      3,085,161

Net investment income ............................        86,925        128,485
Net realized investment gains (losses) ...........         6,068         (4,326)
Other income .....................................       560,876        602,564
                                                     -----------    -----------
Total revenue ....................................     2,890,177      3,811,884
                                                     -----------    -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............       954,588      1,649,696
Derivative expense ...............................       296,955         76,054
Amortization of deferred policy acquisition
    Costs ........................................       630,621      1,010,653
Operating expenses ...............................     1,253,952      1,475,363
Interest expense .................................        12,081         17,553
                                                     -----------    -----------
Total expenses ...................................     3,148,197      4,229,319
                                                     -----------    -----------

Loss from operations before
 income tax benefit ..............................      (258,020)      (417,435)
Income tax benefit ...............................       (97,015)      (136,900)
                                                     -----------    -----------
Net loss from operations .........................   $  (161,005)   $  (280,535)
Equity (loss) income .............................        (9,840)        14,813
                                                     -----------    -----------
Net loss .........................................   $  (170,845)   $  (265,722)
                                                     ===========    ===========
Weighted average shares outstanding - basic ......     5,596,744      5,597,244
                                                     ===========    ===========
Net loss per share - basic .......................   $     (0.03)         (0.05)
                                                     ===========    ===========
Weighted average shares outstanding - diluted ....     5,596,744      5,619,744
                                                     ===========    ===========
Net loss per share - diluted .....................   $     (0.03)   $     (0.05)
                                                     ===========    ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                      ------------------------------------



                                                                                              Retained
                                            Common Shares          Capital in     Other        Earnings                     Total
                                          ----------------         Excess of  Comprehensive (Accumulated  Treasury     Stockholders'
                                          Stock     Amount         Par Value     Income       Deficit)      Stock         Equity
                                          -----     ------         ---------   -----------  ------------  ---------    -------------

Balance at January 1, 2002 .......     5,915,356        5,916      7,270,316     70,729       833,361       (263,719)     7,916,603

   Net unrealized appreciation
       of available-for-sale
       securities, net of
       income tax ................                                              139,845                                     139,845

   Net loss ......................                                                         (1,569,169)                   (1,569,169)
                                                                                                                         -----------

   Comprehensive loss ............                                                                                       (1,429,324)
                                      -----------    -----------   ---------   --------    -----------      ---------    -----------

Balance at December 31, 2002 .....     5,915,356        5,916      7,270,316    210,574      (735,808)      (263,719)     6,487,279

   Net increase in unrealized
       appreciation of available-
       for-sale securities, net of
       income tax ................                                                3,533                                       3,533

   Net loss ......................                                                           (170,845)                     (170,845)
                                                                                                                          ----------

   Comprehensive loss ............                                                                                         (167,312)
                                     -----------    -----------    ----------- ---------   -----------    -----------    -----------

Balance at March 31, 2003 ........     5,915,356    $    5,916    $ 7,270,316  $214,107    $ (906,653)    $ (263,719)   $ 6,319,967
                                     ===========    ===========    =========== =========   ===========    ===========    ===========






            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------


                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                         2003          2002
                                                    ----------------------------
Operating activities:
--------------------
Net loss .........................................   $  (170,845)   $  (265,722)
Adjustments to reconcile net loss to cash used in
   operating activities:
       Accretion of investment discounts
           and premiums...........................         5,610         11,038
       Policy acquisition costs amortized ........       630,621      1,010,653
       Policy acquisition costs deferred .........      (559,454)    (1,019,504)
       Amortization ..............................        21,782         21,782
       Net realized (gain) loss on disposal of
           investments ...........................        (6,068)         4,326
       (Increase) decrease in:
           Accrued investment income .............        18,530        (25,433)
           Reinsurance recoverable ...............       428,941       (136,074)
           Accounts receivable ...................       264,592        721,172
           Income tax recoverable ................        65,478        (71,544)
           Deferred income tax asset .............       (72,494)          --
           Other investment ......................         9,840           --
           Other assets ..........................        59,142         30,371
       Increase (decrease) in:
           Policy liabilities and accruals .......    (2,115,931)      (354,529)
           Derivative liability ..................        35,603         45,763
           Ceded reinsurance payable .............         7,703     (1,200,352)
           Accounts payable and other liabilities.      (703,418)       723,822
           Income tax payable ....................          --         (113,284)
                                                     -----------    -----------
Net cash used in operating activities ............    (2,080,368)      (617,515)
                                                     -----------    -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities ..............      (692,572)    (2,871,982)
       Proceeds from fixed maturities ............     1,898,272        996,875
       Purchase of mortgage loan .................          --          (36,905)
Securities held-to-maturity:
       Proceeds from sales - debt securities .....       260,000           --
Net receipts on mortgage loans ...................        39,409            429
                                                     -----------    -----------
Net cash provided by (used in) investing activities.   1,505,109     (1,911,583)
                                                     -----------    -----------
Financing activities:
--------------------
Payments on long-term debt .......................       (18,000)      (142,523)
Net change in advances to affiliates .............          --           17,490
                                                     -----------    -----------
Net cash used in financing activities ............       (18,000)      (125,033)
                                                     -----------    -----------
Decrease in cash and cash equivalents ............      (593,259)    (2,654,131)
Cash and cash equivalents, beginning of period ...       593,259      2,654,131
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $      --      $      --
                                                     ===========    ===========
Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest ...........................   $      --      $     2,451
                                                     -----------    -----------
Cash paid for income taxes .......................   $      --      $    47,928
                                                     ===========    ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on May 5, 2003.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Intangibles (continued)
     -----------------------

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

     In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill effective January 1, 2002. At March 31, 2003 and December 31, 2002, goodwill, net of accumulated amortization, was $152,780.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Loss and Loss Adjustment Expenses (continued)
     ---------------------------------------------

     The Company does not discount its reserves for losses and loss adjustment expenses. The Company writes primarily surety contracts which are of short duration.

     The Company does not consider investment income in determining if a premium deficiency relating to short duration contracts exists.

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001 and on January 1, 2001 there was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at March 31, 2003 and December 31, 2002 is $4,381,888 and $4,346,285,
     respectively. At March 31, 2003 and December 31, 2002 the fair value of the derivative instrument was determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The Company is not involved in any hedging activities.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


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

     The Company has recorded a deferred income tax asset of $472,100 and $401,738 at March 31, 2003 and December 31, 2002, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 39,500 and 54,700 outstanding stock options at March 31, 2003 and 2002, respectively, had an immaterial effect on the results of the calculations of earnings per share.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     New Accounting Standards (continued)
     ------------------------------------

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

     Reclassifications
     -----------------

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 consolidated financial statement presentation.

3.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bore interest at 10 percent per annum. Interest and principal payments were subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On June 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. At January 1, 2003, CTI forgave the $2,048,734 balance of the surplus note increasing CCS's paid in capital to $3,048,734.

     On March 8, 2002,  Cumberland purchased a residential mortgage from Francis
     M. Williams. Mr. Williams is Chairman of the Board of the Company. The principal balance on the loan was $36,906. Interest accrued through the date of acquisition was $129 at an annual interest rate of 7.5%. No prior liens exist related to taxes, assessments or other similar charges.

4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
        Fixed maturities, net of
           income tax ......................  $      214,107   $         210,574
                                              ==============   =================

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


5.   Income Taxes
     ------------

     The Company has recorded a deferred income tax asset of $472,100 and $401,738 at March 31, 2003 and December 31, 2002, respectively.

     The Company's provision for income taxes for the period ended March 31, 2003 and 2002 has been calculated using an effective rate of approximately 37.6% and 34%, respectively.

6.   Debt
     ----

     Affiliate
     ---------

     Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2003 and bears interest equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. On December 26, 2001, the Company made a principal note payment of $395,495 reducing the outstanding balance on the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a six-month anniversary and prior to the maturity date.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)
                           --------------------------


8.   Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of income taxes of ($379,485) for the three months ended March 31, 2003. Statutory surplus (shareholders' equity) of these operations was $4,355,414 and $4,734,899 as of March 31, 2003 and December 31, 2002, respectively.

9.   Comprehensive Loss
     ------------------

     Comprehensive loss is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net loss and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive loss:

                                                    Consolidated Statements of
                                                         Comprehensive Loss
                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                         2003            2002
                                                    ----------------------------
    Net loss ....................................       $(170,845)    $(265,722)
    Other comprehensive income:
      Unrealized appreciation (depreciation)
        of available-for-sale securities arising
        during period, net of income
        tax .....................................           9,601       (89,123)
      Reclassification adjustment for (gains)
        losses included in net income,
        net of income tax .......................          (6,068)       10,140
                                                        ---------     ---------
    Comprehensive loss ..........................       $(167,312)    $(344,705)
                                                        =========     =========

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners ("NAIC") and promulgated by the Florida Department of Financial Services, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $14,200,000 at December 31, 2003. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,114,000 in the year 2003 subject to risk-based capital limitations.

     At March 31, 2003, $217,133 of the Company's total assets calculated based on accounting principles generally accepted in the United States of America were comprised as follows: 30 percent in cash and investments (including accrued investment income), 53 percent in receivables and reinsurance recoverables, 6 percent in income tax recoverable and deferred income tax asset, 8 percent in intangibles and deferred policy acquisition costs and 3 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash used in operating activities was $2,080,368 and $617,515 for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the period ended March 31, 2003 and 2002 is primarily attributed to a decrease in policy liabilities and accruals, taxes recoverable and is a result of claim payments.

     Net cash provided by (used in) investing activities was $1,505,109 and ($1,911,583) for the three months ended March 31, 2003 and 2002, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     Net cash used in financing activities was $18,000 and $125,033 for the three months ended March 31, 2003 and 2002, respectively. Financing activities consist primarily of payments on long-term debt.

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

     As of March 31, 2003, the Company believes that it has sufficient capital resources to fund its present capital requirements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
                   -------------------------------------------

     Management of the Company is considering a possible "going private" transaction, which might involve a reverse stock split or a stock repurchase program. Any such transaction would be reviewed and approved by the Board of Directors of the Company prior to completion, and may require shareholder approval. The actual amount of funds needed to implement a transaction is not known, but management believes that it would not have a material impact on the financial condition of the Company. However, any such transaction may have the effect of enabling the Company to terminate the registration of its common stock, and its reporting obligations, under the Securities Exchange Act of 1934.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Critical Accounting Policies (continued)
     ----------------------------------------

     Derivatives
     -----------

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At March 31, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

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


     Critical Accounting Policies (continued)
     ----------------------------------------

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------
            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002
            --------------------------------------------------------

     Direct, assumed and ceded premiums for the first quarter of 2003 decreased $848,853 or 28% when compared to the same period in 2002. The decrease is attributed to the Company's marketing decision to write small to medium size bonds and the discontinuance of assuming premiums under a former reinsurance program. Net premium income for the period ended March 31, 2003 and 2002, was $2,236,308 and $3,085,161, respectively.

     Net investment income for the three months ended March 31, 2003 decreased by $41,560 when compared to the same period in 2002. The decrease is attributed to a decrease in bond holdings and an overall decrease in interest rates earned on the bond and money market portfolio. Other income decreased by $44,688 or 7% when compared to the same period of 2002 and is attributed to the Company's claims consulting subsidiary loss of revenue ($21,278), and subsidiary agencies loss of commission income ($20,410).

     During the three months ended March 31, 2003, loss and loss adjustment expenses decreased by $695,108 when compared to the same period in 2002. The decrease is attributed to a decline in incurred losses and loss adjustment expenses on direct and assumed business.

     During the three months ended March 31, 2003, derivative expense increased by $220,901 when compared to the same period in 2002. The change is attributed to an increase in the liability for derivative valuation as a result of market value fluctuations.

     During the three months ended March 31, 2003, amortization of deferred policy acquisition costs was $630,621 as compared to $1,010,653 for the same period in 2002. The amortization of deferred policy acquisition costs is 28% and 33% of earned premiums for the three months ended March 31, 2003 and 2002, respectively.

     Operating expenses for the three months ended March 31, 2003 when compared to the same period in 2002 decreased by $221,411 or 15%. The decrease is attributed to downsizing operations based on the revised marketing plan.

     The decrease in interest expense for the three months ended March 31, 2003 is due to a decrease in the interest rate on the long-term debt.

     Income taxes in the three months ended March 31, 2003 and 2002 were calculated using an effective rate of 37.6% and 34%, respectively.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    ----------------------------------------------------------

     The Company had approximately $7.8 million of investments as of March 31, 2003. These investments largely consist of government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. The risk of defaults is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. The Company has notes payable of approximately $1.1 million at an average interest rate of 8.6%.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at March 31, 2003 and December 31, 2002 is $4,381,888 and $4,346,285, respectively. The Company is not involved in any hedging activities. At March 31, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The value of the derivative liability increases in proportion to the volatility in the marketplace.

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

          None

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

          (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

               3(a) Articles of Incorporation*

               3(b) Bylaws*

                    99.1 Contribution of Chief  Executive  Officer under Section
                         906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Contribution of Chief  Financial  Officer under Section
                         906 of the Sarbanes-Oxley Act of 2002.

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


                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    May 30, 2003               By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:    May 30, 2003               By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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



Date:  May 30, 2003                                 By:  /s/  Joseph M. Williams
                                                    ----------------------------
                                                    Joseph M. Williams
                                                    President and Treasurer

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



Date:  May 30, 2003                        By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer