Form 10-Q
period 2003-06-30
CUMBERLAND TECHNOLOGIES INC
filed 2003-08-19
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
                                    ---------

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from _______ to ______ .

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                                59-3094503
     --------------------------------------------------     --------------------
     (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                            Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                         33614
     --------------------------------------------------     --------------------
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

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of June 30, 2003 was 5,597,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX
                                      -----

PART I  FINANCIAL INFORMATION
------  ---------------------

                                                                            Page
                                                                            ----

        Item 1.   Condensed Consolidated Balance Sheets at June 30, 2003
                    (unaudited) and December 31, 2002........................1-2

                  Condensed  Consolidated Statements of Operations
                    (unaudited)for the six months ended June 30, 2003
                    and 2002...................................................3

                  Condensed  Consolidated Statements of Operations (unaudited)
                    for the three months ended June 30, 2003
                    and 2002...................................................4

                  Condensed Consolidated Statements of Stockholders' Equity for
                    the six months ended June 30, 2003  (unaudited)
                    and for the year ended December 31, 2002...................5

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the six months ended June 30, 2003
                    and 2002...................................................6

                  Notes to Condensed Consolidated Financial Statements
                   (unaudited)..............................................7-15

                  Forward-looking Statement Disclosure........................16

      Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................17-22

      Item 3.     Quantitative and Qualitative Disclosures about
                    Market Risk...............................................23

      Item 4.     Controls and Procedures..................................23-24

PART II  OTHER INFORMATION
-------  -----------------

      Item 1.     Legal proceedings...........................................25

      Item 2.     Changes in securities.......................................25

      Item 3.     Defaults upon senior securities.............................25

      Item 4.     Submission of matters to a vote of security holders.........25

      Item 5.     Other information...........................................25

      Item 6.     Exhibits and Reports of Form 8-k............................25

                  Signatures...............................................26-30

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   FINANCIAL STATEMENTS
-------   --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                       -------------------------
                                                        June 30,    December 31,
                                                          2003            2002
                                                       -------------------------
                                                       (unaudited)
Investments:
-----------
   Debt securities available-for-sale at fair value $ 5,587,295 $ 7,758,657 Debt securities held-to-maturity at amortized cost (fair value, 2003 - $100,000 and
     2002 - $367,681) ..............................       100,000       359,898
   Mortgage loans on real estate, at unpaid
     principal .....................................       676,599       716,413
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................     6,797,887     9,268,961

Cash and cash equivalents ..........................       155,075       593,259
Accrued investment income ..........................        73,062       123,894
Reinsurance recoverable ............................    12,752,459    12,089,177

Accounts receivable:
   Nonaffiliate less allowance for doubtful
     accounts of $59,123 and $116,323 at
     June 30, 2003 and December 31, 2002,
     respectively ..................................     1,115,499     2,518,187
Income tax recoverable .............................     1,039,997     1,073,686
Deferred income tax asset ..........................       379,095       401,738
Deferred policy acquisition costs ..................     1,599,366     1,665,694
Intangibles, net ...................................       244,908       288,473
Goodwill ...........................................       152,780       152,780
Other investment ...................................       700,124       700,124
Other assets .......................................       245,988       302,515
                                                       -----------   -----------
                                                       $25,256,240   $29,178,488
                                                       ===========   ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    ----------------------------
                                                      June 30,      December 31,
                                                       2003            2002
                                                    ----------------------------
                                                    (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expense reserves ....   $  6,856,136    $ 8,895,470
   Derivative instruments .......................      4,620,174      4,346,285
   Unearned premiums ............................      4,344,408      4,587,175

Ceded reinsurance payable .......................         85,553         26,883
Accounts payable and other liabilities ..........      1,956,776      3,775,924
Long-term debt:
   Nonaffiliate .................................        419,417        455,417
   Affiliate ....................................        604,055        604,055
                                                    ------------    ------------
   Total liabilities ............................     18,886,519     22,691,209
                                                    ------------    ------------
Stockholders' equity:
--------------------
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued          5,916          5,916
   Capital in excess of par value ...............      7,270,316      7,270,316
   Accumulated other comprehensive income .......        219,446        210,574
   Accumulated deficit ..........................       (862,238)      (735,808)
   Less treasury stock, at cost, 318,112 shares .       (263,719)      (263,719)
                                                    ------------    ------------
   Total stockholders' equity ...................      6,369,721      6,487,279
                                                    ------------    ------------
       Total liabilities and stockholders' equity   $ 25,256,240    $29,178,488
                                                    ============    ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                   -----------------------------
                                                       Six Months Ended June 30,
                                                       2003           2002
                                                   -----------------------------

Revenue:
-------
Direct premiums earned ........................... $  5,119,939    $  7,011,536
Reinsurance premiums earned ......................      411,344       1,868,583
Less reinsurance ceded ...........................   (1,354,168)     (1,875,395)
                                                    ------------    ------------
Net premium income ...............................    4,177,115       7,004,724

Net investment income ............................      155,535         246,485
Net realized investment gains (losses) ...........       41,259         (12,857)
Other income .....................................    1,081,906       1,071,459
                                                    ------------    ------------
Total revenue ....................................    5,455,815       8,309,811
                                                    ------------    ------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............    1,457,394       3,969,319
Derivative expense ...............................      434,272       1,041,472
Amortization of deferred policy acquisition
    costs ........................................    1,010,122       2,315,653
Operating expenses ...............................    2,739,650       3,325,365
Interest expense .................................       16,989          19,063
                                                   ------------    -------------
Total expenses ...................................    5,658,427      10,670,872
                                                   ------------    -------------

Loss from operations before income tax benefit ...     (202,612)     (2,361,061)
Income tax benefit ...............................      (76,182)       (881,997)
                                                    ------------    ------------
Net loss .........................................  $  (126,430)    $(1,479,064)
                                                    ============    ============
Weighted average shares outstanding - basic ......    5,597,244       5,597,244
                                                    ============    ============
Net loss per share - basic .......................  $     (0.02)    $     (0.26)
                                                    ============    ============
Weighted average shares outstanding - diluted ....     5,597,244      5,597,244
                                                    ============    ============
Net loss per share - diluted .....................  $      (0.02)   $     (0.26)
                                                    =============   ============




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------



                                                    ----------------------------
                                                     Three Months Ended June 30,
                                                       2003            2002
                                                    ----------------------------

Revenue:
-------
Direct premiums earned ...........................   $ 2,554,251    $ 3,643,392
Reinsurance premiums earned ......................       108,723      1,076,037
Less reinsurance ceded ...........................      (722,167)      (799,866)
                                                      -----------    -----------
Net premium income ...............................     1,940,807      3,919,563

Net investment income ............................        68,610        118,000
Net realized investment gains (losses) ...........        35,191         (8,531)
Other income .....................................       521,031        468,895
                                                     -----------    -----------
Total revenue ....................................     2,565,639      4,497,927
                                                     -----------    -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ..............       502,806      2,319,623
Derivative expense ...............................       137,317        965,418
Amortization of deferred policy acquisition
    costs ........................................       379,501      1,305,000
Operating expenses ...............................     1,475,858      1,864,815
Interest expense .................................         4,908          1,510
                                                     -----------    -----------
Total expenses ...................................     2,500,239      6,456,366
                                                     -----------    -----------

Income (loss) from operations before
    income tax expense (benefit) .................        65,249     (1,958,439)
Income tax expense (benefit) .....................        20,833       (745,097)
                                                     -----------    -----------
Net income (loss) ................................   $    44,416    $(1,213,342)
                                                     ===========    ===========
Weighted average shares outstanding - basic ......     5,597,244      5,597,244
                                                     ===========    ===========
Net income (loss) per share - basic ..............   $      0.01    $     (0.22)
                                                     ===========    ===========
Weighted average shares outstanding - diluted ....     5,597,244      5,597,244
                                                     ===========    ===========
Net income (loss) per share - diluted ............   $      0.01    $     (0.22)
                                                     ===========    ===========




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                      ------------------------------------



                                                                                              Retained
                                       Common Shares            Capital in       Other        Earnings                    Total
                                    ----------------            Excess of     Comprehensive (Accumulated   Treasury    Stockholders'
                                    Stock           Amount      Par Value       Income         Deficit)      Stock        Equity
                                    ---------    -----------    ---------     -----------   ------------  -----------   ------------

Balance at January 1, 2002 .......  5,915,356    $     5,916    $ 7,270,316   $   70,729    $  833,361    $  (263,719)  $ 7,916,603

   Net unrealized appreciation
       of available-for-sale
       securities, net of
       income tax ................                                                139,845                                   139,845

   Net loss ......................                                                          (1,569,169)                  (1,569,169)
                                                                                                                         -----------
   Comprehensive loss ............                                                                                       (1,429,324)
                                   ----------    -----------    -----------   -----------   -----------    -----------   -----------

Balance at December 31, 2002 .....  5,915,356          5,916      7,270,316       210,574     (735,808)      (263,719)    6,487,279

   Net increase in unrealized
       appreciation of available-
       for-sale securities, net of
       income tax ................                                                  8,872                                     8,872

   Net loss ......................                                                            (126,430)                    (126,430)
                                                                                                                         -----------

   Comprehensive loss ............                                                                                         (117,558)
                                   -----------    -----------    -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2003 .........  5,915,356    $     5,916    $ 7,270,316   $   219,446   $  (862,238)   $  (263,719)  $6,369,721
                                   ===========    ===========    ===========   ===========   ===========   ===========   ===========






            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------


                                                       -------------------------
                                                       Six Months Ended June 30,
                                                          2003          2002
                                                       -------------------------
Operating activities:
--------------------
Net loss ............................................   $ (126,430) $(1,479,064)
Adjustments to reconcile net loss to cash used in
   operating activities:
       Accretion of investment discounts and premiums       12,126       18,300
       Policy acquisition costs amortized ...........    1,010,122    2,315,653
       Policy acquisition costs deferred ............     (943,794)  (2,540,259)
       Amortization .................................       43,565       67,693
       Net realized (gain) loss on disposal of
           investments ..............................      (41,259)      12,857
       (Increase) decrease in:
           Accrued investment income ................       50,832       (5,035)
           Reinsurance recoverable ..................     (663,282)    (835,586)
           Accounts receivable ......................    1,402,688    1,300,125
           Income tax recoverable ...................       33,689     (914,092)
           Deferred income tax asset ................       17,289      (87,549)
           Other assets .............................       56,527     (306,120)
       Increase (decrease) in:
           Policy liabilities and accruals ..........   (2,282,101)    (412,223)
           Derivative liability .....................      273,889      925,767
           Ceded reinsurance payable ................       58,670     (836,973)
           Accounts payable and other liabilities ...   (1,819,148)   1,059,075
           Income tax payable .......................        --        (113,284)
                                                        -----------  -----------
Net cash used in operating activities ...............   (2,916,617)  (1,830,715)
                                                        -----------  -----------
Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities .................     (822,455)  (3,172,826)
       Proceeds from fixed maturities ...............    3,037,074    2,559,150
Securities held-to-maturity:
       Proceeds from sales - debt securities ........      260,000        --
Proceeds (purchases) of mortgage loans ..............       39,814      (35,955)
                                                        -----------  -----------
Net cash provided by (used in) investing activities .    2,514,433     (649,631)
                                                        -----------  -----------
Financing activities:
--------------------
Payments on long-term debt ..........................      (36,000)    (160,523)
Net change in advances to affiliates ................          --       (13,262)
                                                        -----------  -----------
Net cash used in financing activities ...............      (36,000)    (173,785)
                                                        -----------  -----------
Decrease in cash and cash equivalents ...............     (438,184)  (2,654,131)
Cash and cash equivalents, beginning of period ......      593,259    2,654,131
                                                        -----------  -----------
Cash and cash equivalents, end of period ............   $  155,075   $     --
                                                        ===========  ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest ..............................   $      --    $    2,451
                                                        -----------  -----------
Cash paid for income taxes ..........................   $      --    $  185,000
                                                        ===========  ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------

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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on May 5, 2003.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------

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

     Short-term investments primarily include certificates of deposit having maturities of more than six months when purchased. These investments are reported at cost, which approximates fair value.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


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

     In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill effective January 1, 2002. At June 30, 2003 and December 31, 2002, goodwill, net of accumulated amortization, was $152,780.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001 and on January 1, 2001 there was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at June 30, 2003 and December 31, 2002 is $4,620,174 and $4,346,285,
     respectively. At June 30, 2003 and December 31, 2002 the fair value of the derivative instrument was determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The Company is not involved in any hedging activities.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     The Company has recorded a deferred income tax asset of $379,095 and $401,738 at June 30, 2003 and December 31, 2002, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 39,500 and 54,700 outstanding stock options at June 30, 2003 and 2002, respectively, had an immaterial effect on the results of the calculations of earnings per share. The outstanding stock options were not included in the earnings (loss) per share calculations, as the effect would be anti-dilutive to the Company's net loss for the six-month periods ended June 30, 2003 and 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     New Accounting Standards
     ------------------------

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 does not have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal. The adoption of SFAS 146 does not have a significant impact on the Company's financial position or results of operations.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     New Accounting Standards (continued)
     ------------------------------------

     In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS No. 149 will have a significant impact on the Company's financial position or results of operations.

     Reclassifications
     -----------------

     Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 condensed consolidated financial statement presentation.

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

4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                               ---------------------------------
                                               June 30, 2003   December 31, 2002
                                               ---------------------------------
        Fixed maturities, net of
          income tax ......................    $    219,446       $      210,574
                                               =============      ==============

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


5.   Income Taxes
     ------------

     The Company has recorded a deferred income tax asset of $379,095 and $401,738 at June 30, 2003 and December 31, 2002, respectively.

     The Company's provision for income taxes for the three and six-month periods ended June 30, 2003 and 2002 have been calculated using an effective rate of approximately 37.6% and 37.4%, respectively.

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

     Nonaffiliate
     ------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note was due March 1, 2002 bearing interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. On March 1, 2002, a final payment of $125,000 was made on the note due March 1, 2002. The other note is due June 30, 2010 and bears interest at 9%. Principal payments of $40,000 were due annually for six years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through June 30, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that the effective interest rate was 6%, and principal payments became payable at $6,000 per month.

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

     Accounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)
                            -------------------------


8.   Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of income taxes of ($268,034) for the six months ended June 30, 2003. Statutory surplus (shareholders' equity) of these operations was $4,312,893 and $4,734,899 as of June 30, 2003 and December 31, 2002,
     respectively.

9.   Comprehensive Loss
     ------------------

     Comprehensive loss is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive income is comprised of reported net loss and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive loss:


                                                      Consolidated Statements of
                                                          Comprehensive Loss
                                                   -----------------------------
                                                       Six Months Ended June 30,
                                                        2003           2002
                                                   -----------------------------
Net loss .....................................     $  (126,430)     $(1,479,064)
Other comprehensive income:
    Unrealized appreciation of available-
       for-sale securities arising during
       period, net of income tax .............          34,618           83,800
    Reclassification adjustment for gains
       included in net income, net of
       income tax ............................         (25,746)          (8,051)
                                                   -----------      -----------
Comprehensive loss ...........................     $  (117,558)     $(1,403,315)
                                                   ===========      ===========

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The capacity of a surety company to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. Based on standards established by the National Association of Insurance Commissioners ("NAIC") and promulgated by the Florida Department of Financial Services, the Company is permitted to write net premiums up to an amount equal to three times its statutory surplus, or approximately $14,200,000 at December 31, 2003. Statutory guidelines impose an additional limitation on increasing net written premiums to no more than 33% of prior year's net written premiums. Under these guidelines, the Company could increase net written premiums by approximately $4,100,000 in the year 2003 subject to risk-based capital limitations.

     At June 30, 2003, $26,256,240 of the Company's total assets calculated based on accounting principles generally accepted in the United States of America were comprised as follows: 28 percent in cash and investments (including accrued investment income), 55 percent in receivables and reinsurance recoverables, 6 percent in income tax recoverable and deferred income tax asset, 8 percent in intangibles and deferred policy acquisition costs and 3 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash used in operating activities was $2,916,617 and $1,830,715 for the six months ended June 30, 2003 and 2002, respectively. Net cash used in operating activities for the period ended June 30, 2003 and 2002 is primarily attributed to a decrease in policy liabilities and accruals, which is a result of claim payments.

     Net cash provided by (used in) investing activities was $2,514,433 and ($649,631) for the six months ended June 30, 2003 and 2002, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     Net cash used in financing activities was $36,000 and $173,785 for the six months ended June 30, 2003 and 2002, respectively. Financing activities consist primarily of payments on long-term debt.

     It is anticipated that the liquidity requirements of the Company will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, and sales and maturities of investments. The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities or liabilities under the derivative instrument. However, if policy claims are significantly higher than expected, the Company may require additional capital.

     As of June 30, 2003, the Company believes that it has sufficient capital resources to fund its present capital requirements.

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


     Critical Accounting Policies (continued)
     ----------------------------------------

     Derivatives
     -----------

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At June 30, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------
              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002
              -----------------------------------------------------

     Direct, assumed and ceded premiums for the six months ended June 30, 2003 decreased $2,827,609 or 40% when compared to the same period in 2002. The decrease is attributed to the Company's marketing decision to write small to medium size bonds and the discontinuance of assuming premiums under a former reinsurance program. Net premium income for the period ended June 30, 2003 and 2002, was $4,177,115 and $7,004,724, respectively.

     Net investment income for the six months ended June 30, 2003 decreased by $90,950 or 37% when compared to the same period in 2002. The decrease is attributed to a decrease in bond holdings and an overall decrease in interest rates earned on the bond and money market portfolio. Bond holdings were liquidated in the previous twelve months to meet the demand of claim payments.

     During the six months ended June 30, 2003, loss and loss adjustment expenses decreased by $2,511,925 or 63% when compared to the same period in 2002. The decrease is attributed to a decline in incurred losses and loss adjustment expenses on direct and assumed business. Consequently, reserves were utilized in reducing incurred expenses while cash was utilized in meeting claim payments.

     During the six months ended June 30, 2003, derivative expense decreased by $607,200 when compared to the same period in 2002. The change is attributed to market value fluctuations.

     During the six months ended June 30, 2003, amortization of deferred policy acquisition costs was $1,010,122 as compared to $2,315,653 for the same period in 2002. The decrease is primarily attributed to the decrease in premiums written and earned. The amortization of deferred policy acquisition costs is 24% and 33% of earned premiums for the six months ended June 30, 2003 and 2002, respectively.

     Operating expenses for the six months ended June 30, 2003 when compared to the same period in 2002 decreased by $585,715 or 18%. The decrease is attributed to downsizing operations based on the revised marketing plan.

     The decrease in interest expense for the six months ended June 30, 2003 is due to a decrease in the interest rate on the long-term debt.

     Income taxes in the six months ended June 30, 2003 and 2002 were calculated using an effective rate of 37.6% and 37.4%, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002
             -------------------------------------------------------

     Direct, assumed and ceded premiums for the second quarter of 2003 decreased $1,978,757 or 50% when compared to the same period in 2002. The decrease is attributed to the Company's decision to write small to medium size bonds and the discontinuance of assuming premiums under a former reinsurance program. Net premium income for the period ended June 30, 2003 and 2002, was $1,940,807 and $3,919,563, respectively.

     Net investment income for the three months ended June 30, 2003 decreased by $49,390 when compared to the same period in 2002. The decrease is attributed to a decrease in bond holdings and an overall decrease in interest rates earned on the bond and money market portfolio. The decrease is offset by capital gains of $43,722. Other income increased by $52,136 or 11% when compared to the same period of 2002 and is attributed to the Company's subsidiary agency commission income.

     During the three months ended June 30, 2003, loss and loss adjustment expenses decreased by $1,816,817 when compared to the same period in 2002. The decrease is attributed to a decline in incurred losses and loss adjustment expenses on direct and assumed business.

     During the three months ended June 30, 2003, derivative expense increased by $828,101 when compared to the same period in 2002. The change is attributed to market value fluctuations.

     During the three months ended June 30, 2003, amortization of deferred policy acquisition costs was $379,501 as compared to $1,305,000 for the same period in 2002. The decrease is directly related to the decrease in written and earned premiums.

     Operating expenses for the three months ended June 30, 2003 when compared to the same period in 2002 decreased by $388,957 or 21%. The decrease is attributed to downsizing operations based on the revised marketing plan.

     Income taxes in the three months ended June 30, 2003 and 2002 were calculated using an effective rate of 31.9% and 38.0%, respectively.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------     ----------------------------------------------------------

     The Company had approximately $6.8 million of investments as of June 30, 2003. These investments largely consist of government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. The risk of defaults is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. The Company has notes payable of approximately $1.1 million at an average interest rate of 8.6%.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at June 30, 2003 and December 31, 2002 is $4,620,174 and $4,346,285, respectively. The Company is not involved in any hedging activities. At June 30, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The value of the derivative liability increases in proportion to the volatility in the marketplace.

Item 4.   CONTROLS AND PROCEDURES
------    -----------------------

     The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

------    -----------------------------------

     Based upon the Company's disclosure controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's disclosure controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 5.            Other Information
                   -----------------

                   None

Item 6.            Exhibits and reports on Form 8-K
                   --------------------------------

                    (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

                         3(a) Articles of Incorporation*

                         3(b) Bylaws*

                             31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                             32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                             32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    August 19, 2003            By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 19, 2003            By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                          CUMBERLAND TECHNOLOGIES, INC.

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------

I Joseph M. Williams, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Cumberland
     Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) Designed such disclosures controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 19, 2003                              By:  /s/  Joseph M. Williams
                                                    ----------------------------
                                                    Joseph M. Williams
                                                    President and Treasurer

                          CUMBERLAND TECHNOLOGIES, INC.

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------

I    Carol S. Black, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Cumberland
     Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) Designed such disclosures controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 19, 2003                     By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer