Form 10-Q
period 2003-09-30
CUMBERLAND TECHNOLOGIES INC
filed 2003-11-14
CIK 882087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
                                    ---------

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003.
                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

                           Commission File No. 0-19727

                          CUMBERLAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Florida                                                59-3094503
     ----------------------------------------------         --------------------
     (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                             Identification No.)

     4311 West Waters Avenue, Suite 501
     Tampa, Florida                                         33614
     ---------------------------------------------          --------------------
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

                      Applicable Only to Corporate Issuers

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of September 30, 2003 was 5,597,244 shares.

                          CUMBERLAND TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX
                                      -----

PART I FINANCIAL INFORMATION
------ ---------------------
                                                                            Page
                                                                            ----

       Item 1. Condensed Consolidated Balance Sheets at September 30, 2003
                (unaudited) and December 31, 2002............................1-2

               Condensed Consolidated Statements of Operations (unaudited)
                 for the nine months ended September 30, 2003 and 2002.........3

               Condensed  Consolidated Statements of Operations (unaudited)
                 for the three months ended September 30, 2003 and 2002........4

               Condensed Consolidated Statements of Stockholders' Equity for
                 the nine months ended September 30, 2003  (unaudited)
                 and for the year ended December 31, 2002......................5

               Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the nine months ended September 30, 2003
                 and 2002......................................................6

               Notes to Condensed Consolidated Financial Statements
                 (unaudited)................................................7-16

               Forward-looking Statement Disclosure...........................17

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................18-23

      Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk..................................................24

      Item 4.  Controls and Procedures.....................................24-25

PART II  OTHER INFORMATION
-------  -----------------

      Item 1.  Legal proceedings..............................................26

      Item 2.  Changes in securities..........................................26

      Item 3.  Defaults upon senior securities................................26

      Item 4.  Submission of matters to a vote of security holders............26

      Item 5.  Other information..............................................26

      Item 6.  Exhibits and Reports of Form 8-k...............................26

               Signatures..................................................27-31

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. FINANCIAL STATEMENTS
------  --------------------

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                      --------------------------
                                                      September 30, December 31,
                                                          2003          2002
                                                      --------------------------
                                                       (unaudited)
Investments:
-----------
   Debt securities available-for-sale at fair value $ 5,242,096 $ 7,758,657 Debt securities held-to-maturity at amortized cost (fair value, September 30, 2003 -
     $100,000 and December 31, 2002 -
     $367,681), respectively........................       100,000       359,898
   Mortgage loans on real estate, at unpaid
     principal .....................................       676,322       716,413
   Short-term investments ..........................       433,993       433,993
                                                       -----------   -----------
     Total investments .............................     6,452,411     9,268,961

Cash and cash equivalents ..........................       189,700       593,259
Accrued investment income ..........................        87,642       123,894
Reinsurance recoverable ............................    13,310,057    12,089,177

Accounts receivable:
   Nonaffiliate less allowance for doubtful
     accounts of $77,122 and $116,323
     at September 30, 2003 and December 31,
     2002, respectively ............................     1,498,775     2,518,187
Income tax recoverable .............................        98,981     1,073,686
Deferred income tax asset ..........................       410,800       401,738
Deferred policy acquisition costs ..................     1,613,609     1,665,694
Intangibles, net ...................................       223,126       288,473
Goodwill ...........................................       152,780       152,780
Other investment ...................................       700,124       700,124
Other assets .......................................       185,990       302,515
                                                       -----------   -----------
                                                       $24,923,995   $29,178,488
                                                       ===========   ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   -----------------------------
                                                   September 30,    December 31,
                                                       2003            2002
                                                   -----------------------------
                                                   (unaudited)
Policy liabilities and accruals:
-------------------------------
   Loss and loss adjustment expense reserves ....   $  6,615,059    $ 8,895,470
   Derivative instruments .......................      4,130,558      4,346,285
   Unearned premiums ............................      4,312,521      4,587,175

Ceded reinsurance payable .......................           --           26,883
Drafts outstanding ..............................        575,282           --
Accounts payable and other liabilities ..........      1,981,676      3,775,924
Long-term debt:
   Nonaffiliate .................................        401,417        455,417
   Affiliate ....................................        604,055        604,055
                                                    ------------    ------------
   Total liabilities ............................     18,620,568     22,691,209
                                                    ------------    ------------

Stockholders' equity:
--------------------
   Common stock, $.001 par value; 10,000,000
       shares authorized; 5,915,356 shares issued          5,916          5,916
   Capital in excess of par value ...............      7,270,316      7,270,316
   Accumulated other comprehensive income .......        171,303        210,574
   Accumulated deficit ..........................       (880,389)      (735,808)
   Less treasury stock, at cost, 318,112 shares .       (263,719)      (263,719)
                                                    ------------    ------------
   Total stockholders' equity ...................      6,303,427      6,487,279
                                                    ------------    ------------
       Total liabilities and stockholders' equity   $ 24,923,995    $29,178,488
                                                    ============    ============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                     2003             2002
                                                 -------------------------------

Revenue:
-------
Direct premiums earned.........................  $ 7,610,770     $   10,734,758
Reinsurance premiums earned....................      436,904          2,828,414
Less reinsurance ceded.........................   (1,963,616)        (2,458,760)
                                                 -----------     ---------------
Net premium income.............................    6,084,058         11,104,412

Net investment income..........................      209,039            373,411
Net realized investment gains .................       70,835             14,851
Other income...................................    1,535,702          1,611,878
                                                 ------------    ---------------
Total revenue..................................    7,899,634         13,104,552
                                                 ------------    ---------------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses............    1,774,383          6,253,934
Derivative expense.............................      428,218          2,505,923
Amortization of deferred policy acquisition
    costs......................................    1,781,801          3,294,236
Operating expenses.............................    4,109,396          4,781,024
Interest expense...............................       24,917             27,369
                                                  ----------     ---------------
Total expenses.................................    8,118,715         16,862,486
                                                  ----------     ---------------

Loss before income tax benefit.................     (219,081)        (3,757,934)
Income tax benefit.............................      (74,500)        (1,179,304)
                                                  ----------     ---------------
Net loss.......................................   $ (144,581)    $   (2,578,630)
                                                  ==========     ===============

Weighted average shares outstanding - basic....    5,597,244          5,597,244
                                                  ==========     ===============
Net loss per share - basic.....................   $    (0.03)    $        (0.46)
                                                  ==========     ===============



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                --------------------------------
                                                Three Months Ended September 30,
                                                      2003              2002
                                                --------------------------------

Revenue:
-------
Direct premiums earned .........................    $ 2,490,831     $ 3,723,222
Reinsurance premiums earned ....................         25,560         959,831
Less reinsurance ceded .........................       (609,448)       (583,365)
                                                    -----------     -----------
Net premium income .............................      1,906,943       4,099,688

Net investment income ..........................         53,504         126,927
Net realized investment gains ..................         29,576          27,708
Other income ...................................        453,796         540,419
                                                    -----------     -----------
Total revenue ..................................      2,443,819       4,794,742
                                                    -----------     -----------

Benefits and Expenses:
---------------------
Losses and loss adjustment expenses ............        316,989       2,284,615
Derivative expense .............................         (6,054)      1,464,451
Amortization of deferred policy acquisition
    costs ......................................        771,679         978,582
Operating expenses .............................      1,369,746       1,455,660
Interest expense ...............................          7,928           8,306
                                                    -----------     -----------
Total expenses .................................      2,460,288       6,191,614
                                                    -----------     -----------

Loss before income tax benefit .................        (16,469)     (1,396,872)
Income tax expense (benefit) ...................          1,682        (297,307)
                                                    -----------     -----------
Net loss .......................................    $   (18,151)    $(1,099,565)
                                                    ===========     ===========

Weighted average shares outstanding - basic ....      5,597,244       5,597,244
                                                    ===========     ===========
Net loss per share - basic .....................    $      0.00     $     (0.20)
                                                    ===========     ===========




            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                      ------------------------------------



                                                                                              Retained
                                            Common Shares       Capital in       Other        Earnings                    Total
                                       ---------------------    Excess of     Comprehensive (Accumulated  Treasury     Stockholders'
                                       Stock        Amount      Par Value        Income       Deficit)      Stock       Equity
                                       ---------   ---------    -----------   ----------    -----------  ----------- ---------------

Balance at January 1, 2002 ........    5,915,356    $  5,916    $ 7,270,316   $   70,729    $   833,361  $  (263,719)   $ 7,916,603

   Net unrealized appreciation
       of available-for-sale
       securities, net of
       income tax .................                                              139,845                                    139,845

   Net loss .......................                                                         (1,569,169)                  (1,569,169)

   Comprehensive loss .............                                                                                      (1,429,324)
                                     -----------    --------   -----------    ----------    -----------    -----------   -----------

Balance at December 31, 2002 ......    5,915,356       5,916     7,270,316       210,574      (735,808)      (263,719)    6,487,279

   Net unrealized depreciation
       of available-for-sale
       securities, net of
       income tax..................                                              (39,271)                                   (39,271)

   Net loss .......................                                                           (144,581)                    (144,581)
                                                                                                                         -----------

   Comprehensive loss .............                                                                                        (183,852)
                                     -----------    --------   -----------    ----------   -----------    -----------    -----------

Balance at
  September 30,2003 5,915,356...... $ 5,915,356        5,916   $ 7,270,316    $  171,303   $  (880,389)   $  (263,719)   $6,303,427
                                    ===========     ========   ===========    ==========   ===========    ===========    ===========



            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------


                                                 -------------------------------
                                                 Nine Months Ended September 30,
                                                      2003             2002
                                                 -------------------------------
Operating activities:
--------------------
Net loss ............................................  $  (144,581) $(2,578,630)
Adjustments to reconcile net loss to cash used in
   operating activities:
       Accretion of investment discounts and premiums       17,729       23,414
       Policy acquisition costs amortized ...........    1,781,801    3,294,236
       Policy acquisition costs deferred ............   (1,729,716)  (3,355,732)
       Amortization .................................       65,347       89,476
       Net realized (gain) loss on disposal of
           investments ..............................      (70,835)     (14,851)
       (Increase) decrease in:
           Accrued investment income ................       36,252       21,266
           Reinsurance recoverable ..................   (1,220,880)  (1,936,921)
           Accounts receivable ......................    1,019,412    2,144,592
           Income tax recoverable ...................      974,705   (1,056,625)
           Deferred income tax asset ................       14,631     (271,623)
           Other assets .............................      116,525       16,864
       (Decrease) increase in:
           Policy liabilities and accruals ..........   (2,555,065)    (443,475)
           Derivative liability .....................     (215,727)   2,350,409
           Ceded reinsurance payable ................      (26,883)    (933,414)
           Accounts payable and other liabilities ...   (1,794,248)   1,468,770
           Drafts outstanding .......................      575,282         --
           Income tax payable .......................          --      (113,284)
                                                       -----------   -----------
Net cash used in operating activities ...............   (3,156,251)  (1,295,528)
                                                       -----------   -----------

Investing activities:
--------------------
Securities available-for-sale:
       Purchases - fixed maturities .................   (1,324,158)  (3,172,826)
       Proceeds from fixed maturities ...............    3,830,759    3,840,296
Securities held-to-maturity:
       Proceeds from sales - debt securities ........      260,000         --
Proceeds (purchases) of mortgage loans ..............       40,091      (35,339)
                                                        ----------   -----------
Net cash provided by investing activities ...........    2,806,692      632,131
                                                        ----------   -----------
Financing activities:
--------------------
Payments on long-term debt ..........................      (54,000)    (176,606)
Net change in advances to affiliates ................         --        (29,650)
                                                        ----------   -----------
Net cash used in financing activities ...............      (54,000)    (206,256)
                                                        ----------   -----------

Decrease in cash and cash equivalents ...............      (403,559)   (869,653)
Cash and cash equivalents, beginning of period ......       593,259   2,654,131
                                                        -----------  -----------
Cash and cash equivalents, end of period ............   $   189,700  $1,784,478
                                                        ===========  ===========

Supplemental cash flows disclosure:
----------------------------------
Cash paid for interest ..............................   $      --    $    2,451
                                                        -----------  -----------
Cash paid for income taxes ..........................   $      --    $  214,300
                                                        ===========  ===========





            See notes to condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


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

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on May 5, 2003.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


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

     Short-term investments primarily include certificates of deposit having maturities of more than nine months when purchased. These investments are reported at cost, which approximates fair value.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Intangibles (continued)
     ----------------------

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

     In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill effective January 1, 2002. At September 30, 2003 and December 31, 2002, goodwill, net of accumulated amortization, was $152,780.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Derivative Instruments
     ----------------------

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet for periods prior to January 1, 2001 and on January 1, 2001 there was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at September 30, 2003 and December 31, 2002 is $4,130,558 and $4,346,285,
     respectively. At September 30, 2003 and December 31, 2002 the fair value of the derivative instrument was determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The Company is not involved in any hedging activities.

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

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


2. Summary of Significant Accounting Policies (continued)

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

     The Company has recorded a deferred income tax asset of $410,800 and $401,738 at September 30, 2003 and December 31, 2002, respectively. Realization of the asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized.

     The Company files a consolidated tax return that includes all of its subsidiaries.

     Earnings Per Share
     ------------------

     The Company computes and discloses earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The 39,500 and 54,700 outstanding stock options at September 30, 2003 and 2002, respectively, had an immaterial effect on the results of the calculations of earnings per share. The outstanding stock options were not included in the loss per share calculations, as the effect would be anti-dilutive to the Company's net loss for the nine-month periods ended September 30, 2003 and 2002.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


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

     New Accounting Standards
     ------------------------

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after September 15, 2002. The adoption of SFAS 143 did not have a significant impact on the Company's financial position or results of operations.

     In September 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal. The adoption of SFAS 146 does not have a significant impact on the Company's financial position or results of operations.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


2.   Summary of Significant Accounting Policies (continued)

     New Accounting Standards (continued)
     ------------------------------------

     In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's financial position or results of operations.

     Reclassifications
     -----------------

     Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 condensed consolidated financial statement presentation.

3.   Related Party Transactions
     --------------------------

     In 1988, CCS issued a surplus debenture to KC in exchange for $3,000,000 which bore interest at 10 percent per annum. Interest and principal payments were subject to approval by the Florida Department of Insurance. On April 1, 1997, CTI forgave $375,000 of its $3,000,000 surplus debenture due to CCS. As a result, CCS increased paid in capital by $375,000. On September 30, 1999, CTI forgave $576,266 of its $2,625,000 surplus debenture due from CCS. As a result, CCS increased paid-in capital to $1,000,000. At January 1, 2003, CTI forgave the $2,048,734 balance of the surplus note increasing CCS's paid in capital to $3,048,734.

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

4.   Investments
     -----------

     The components of unrealized appreciation of investments recorded in stockholders' equity are as follows:

                                          --------------------------------------
                                          September 30, 2003   December 31, 2002
                                          --------------------------------------
       Fixed maturities, net of
         income tax ...............                 $171,303           $ 210,574
                                                   =========           =========

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


5.   Income Taxes
     ------------

     The Company has recorded a deferred income tax asset of $410,800 and $401,738 at September 30, 2003 and December 31, 2002, respectively.

     The Company's provision for income taxes for the nine-month period ended September 30, 2003 and 2002 have been calculated using an effective rate of approximately 34% and 31%, respectively.

6.   Debt
     ----

     Affiliate
     ---------

     Effective November 10, 1998, CTI entered into a $1,000,000 convertible term note agreement with TransCor Waste Services, Inc., a subsidiary of KC. The note is due November 10, 2003 and bears interest equal to one half of one percent per annum in excess of the stated interest rate established by the Bank of America. On December 26, 2001, the Company made a principal note payment of $395,495 reducing the outstanding balance on the note to $604,055. The lender may convert the principal amount of the note or a portion thereof into common stock at $3.00 per share subsequent to a nine-month anniversary and prior to the maturity date.

     Nonaffiliate
     ------------

     In connection with the acquisition of certain agencies during 1995, the Company entered into two notes payable with the agencies' previous owners. One note was due March 1, 2002 bearing interest at 8% through February 28, 2001 and 10% thereafter. Principal payments of $125,000 are due annually beginning March 1, 2000. On March 1, 2002, a final payment of $125,000 was made on the note due March 1, 2002. The other note is due September 30, 2010 and bears interest at 9%. Principal payments of $40,000 were due annually for nine years beginning January 5, 1996. Payments of $11,104 including principal and interest were paid monthly from April 1, 1997 through June 30, 2001. On December 3, 2001, SA reached an agreement with the holder on this note payable, whereby the terms of the note were modified, such that the effective interest rate was 6%, and principal payments became payable at $6,000 per month.

7.   Reinsurance
     -----------

     The Company's Consolidated Balance Sheet includes reinsurance recoverables of $13,310,057 at September 30, 2003. The Company assumes and cedes reinsurance and participates in various pools. The financial statements reflect premiums, benefits and settlement expenses and deferred policy acquisition costs, net of reinsurance ceded. Amounts recoverable from reinsurers for unpaid losses are presented as an asset in the accompanying condensed consolidated financial statements.

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


7.   Reinsurance (continued)
     -----------------------

     The components of the recoverables include amounts due on paid claims subject to reinsurance treaties and amounts recoverable on unpaid losses. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the future policy benefit and claim liability associated with the reinsured policies and are subject to inherent uncertainties. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate amount could differ from the currently recorded amount.

     Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

8.   Statutory Accounting Practices
     ------------------------------

     CCS is domiciled in Florida and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") for insurance companies. Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The Company implemented codification at January 1, 2001. On a statutory accounting basis, CCS reported losses net of income taxes of ($294,298) for the nine months ended September 30, 2003. Statutory surplus (shareholders' equity) of these operations was $4,166,400 and $4,734,899 as of September 30, 2003 and December 31, 2002, respectively.

9.   Comprehensive Loss
     ------------------

     Comprehensive loss is defined as any change in equity from transactions and other events originating from nonowner sources. The Company's comprehensive loss is comprised of reported net loss and changes in the unrealized appreciation of available-for-sale securities. The following summarizes the components of comprehensive loss:

                          CUMBERLAND TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)
                         ------------------------------


9.   Comprehensive Loss (continued)
     ------------------------------

                                                    Consolidated Statements of
                                                       Comprehensive Loss
                                                --------------------------------
                                                 Nine Months Ended September 30,
                                                      2003             2002
                                                --------------------------------
Net loss ...................................         $  (144,581)   $(2,578,630)
Other comprehensive income:
    Unrealized appreciation of available-
       for-sale securities arising during
       period, net of income tax ...........              16,792        176,324
    Reclassification adjustment for (losses)
gains included in net income, net of
       income tax ..........................             (56,063)        32,535
                                                     -----------    -----------
Comprehensive loss .........................        $   (183,852)   $(2,369,771)
                                                    ============    ============

                          CUMBERLAND TECHNOLOGIES, INC.
                          -----------------------------


Forward-looking Statement Disclosure

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

     At September 30, 2003, $24,923,995 of the Company's total assets calculated based on accounting principles generally accepted in the United States of America were comprised as follows: 27 percent in cash and investments (including accrued investment income), 59 percent in receivables and reinsurance recoverables, 2 percent in income tax recoverable and deferred income tax asset, 8 percent in intangibles and deferred policy acquisition costs and 4 percent in other assets.

     The Company follows investment guidelines that are intended to provide an acceptable return on investment while maintaining sufficient liquidity to meet its obligations.

     Net cash used in operating activities was $3,156,251 and $1,295,528 for the nine months ended September 30, 2003 and 2002, respectively. Cash used in operating activities is the result of a decrease in policy liabilities and accounts payable and is offset by income tax recovered.

     Net cash provided by investing activities was $2,806,692 and $632,131 for the nine months ended September 30, 2003 and 2002, respectively. Investing activities consist of purchases, sales, and maturities of investments.

     Net cash used in financing activities was $54,000 and $206,256 for the nine months ended September 30, 2003 and 2002, respectively. Financing activities consist primarily of payments on long-term debt.

     It is anticipated that the liquidity requirements of the Company will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, collection of reinsurance recoverable and sales and maturities of investments. The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities or liabilities under the derivative instrument. However, if policy claims are significantly higher than expected, the Company may require additional capital.

     As of September 30, 2003, the Company believes that it has sufficient capital resources to fund its present capital requirements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


     Critical Accounting Policies (continued)
     ----------------------------------------

     Derivatives
     -----------

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet. At September 30, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company has suspended marketing of this product effective September 2001.

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
           -----------------------------------------------------------

     Direct, assumed and ceded premiums for the nine months ended September 30, 2003 decreased $5,020,354 or 45% when compared to the same period in 2002. The decrease is attributed to the Company's marketing decision to write small to medium size bonds and the discontinuance of assuming premiums under a former reinsurance program. Net premium income for the period ended September 30, 2003 and 2002, was $6,084,058 and $11,104,412, respectively.

     Net investment income for the nine months ended September 30, 2003 decreased by $164,372 or 44% when compared to the same period in 2002. The decrease is attributed to a decrease in bond holdings and an overall decrease in interest rates earned on the bond and money market portfolio. Bond holdings were liquidated in the previous twelve months to meet the demand of claim payments.

     During the nine months ended September 30, 2003, loss and loss adjustment expenses decreased by $4,479,551 or 72% when compared to the same period in 2002. The decrease is attributed to a decline in incurred losses and loss adjustment expenses on direct and assumed business. Consequently, reserves were utilized in reducing incurred expenses while cash was utilized in meeting claim payments.

     During the nine months ended September 30, 2003, derivative expense decreased $2,077.705 or 83% when compared to the same period in 2002. The fluctuation of market values, cancellations and maturities resulted in a reduction of the valuation and expense.

     During the nine months ended September 30, 2003, amortization of deferred policy acquisition costs was $1,781,801 as compared to $3,294,236 for the same period in 2002. The decrease is primarily attributed to the decrease in premiums written and earned. The amortization of deferred policy acquisition costs is 25% and 29% of written premiums representing commissions paid on direct, assumed and ceded premiums for the nine months ended September 30, 2003 and 2002, respectively.

     Operating expenses for the nine months ended September 30, 2003 when compared to the same period in 2002 decreased by $671,628 or 14%. The decrease is attributed to downsizing operations.

     The decrease in interest expense for the nine months ended September 30, 2003 is due to a decrease in the interest rate on the long-term debt.

     Income taxes in the nine months ended September 30, 2003 and 2002 were calculated using an effective rate of 34% and 31.4%, respectively.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
          ------------------------------------------------------------

     Direct, assumed and ceded premiums for the third quarter of 2003 decreased $2,192,745 or 53% when compared to the same period in 2002. The decrease is attributed to the Company's decision to write small to medium size bonds and the discontinuance of assuming premiums under a former reinsurance program. Net premium income for the period ended September 30, 2003 and 2002, was $1,906,943 and $4,099,688, respectively.

     Net investment income for the three months ended September 30, 2003 decreased by $73,423 when compared to the same period in 2002. The decrease is attributed to a decrease in bond holdings and an overall decrease in interest rates earned on the bond and money market portfolio and liquidation of bond and cash holdings to meet the demand of claim payments.

     During the three months ended September 30, 2003, loss and loss adjustment expenses decreased by $1,967,626 or 86% when compared to the same period in 2002. The decrease is attributed to a decline in incurred losses and loss adjustment expenses on direct and assumed business.

     During the three months ended September 30, 2003, derivative expense decreased by $1,470,505 when compared to the same period in 2002. The change is attributed to changes in the market values, maturities and cancellations.

     During the three months ended September 30, 2003, amortization of deferred policy acquisition costs was $771,679 as compared to $978,582 for the same period in 2002. The decrease is directly related to the decrease in written and earned premiums.

     Operating expenses for the three months ended September 30, 2003 when compared to the same period in 2002 decreased by $85,914 or 6%. The decrease is attributed to downsizing operations.

     Income taxes in the three months ended September 30, 2003 and 2002 have an effective rate of 10.2% and 21.3%, respectively. Annual income tax expense was calculated utilizing an effective rate of 34% and 31.4% for the nine months ended September 30, 2003. For the six month period ended June 30, 2003, the tax benefit was calculated using an effective rate of 37.6%. The change to an effective rate of 34% for the nine month period ended September 30, 2003 has resulted in the recognition of an income tax expense of $1,682 for the three month period ended September 30, 2003.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------    ----------------------------------------------------------

     The Company had approximately $6.5 million of investments as of September 30, 2003. These investments largely consist of government obligations and have either variable rates of interest or stated interest rates ranging from 3.5% to 8.5%. The Company's investments are exposed to certain market risks inherent with such assets. The risk of defaults is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. The Company has notes payable of approximately $1 million at an average interest rate of 8.6%.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company identified one product that meets the definition of a derivative instrument as defined in SFAS No. 133. The policy is issued to registered investment advisors ("Advisors"), and insures losses suffered by the Advisors as a result of market declines on covered investment principal, provided that the Advisors have followed the investment guidelines required by the policy. The identified derivative was formerly accounted for as an insurance contract within the policy liabilities for loss and loss adjustment expenses account in the consolidated balance sheet prior to January 1, 2001. There was no cumulative effect of change in accounting principal due to the fact that the policy liability recorded for this policy at December 31, 2000 approximated the fair value of the derivative instrument at January 1, 2001. The fair value of the derivative instrument at September 30, 2003 and December 31, 2002 is $4,130,558 and $4,346,285, respectively. The Company is not involved in any hedging activities. At September 30, 2003 and December 31, 2002 the fair value of the derivative instrument has been determined by using a financial model that incorporates market data and other assumptions. Due to the volatility in the marketplace, the Company suspended marketing of this product effective September 2001. The value of the derivative liability increases in proportion to the volatility in the marketplace.

Item 4.   CONTROLS AND PROCEDURES
-------   -----------------------

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

-------   -----------------------------------

     Based upon the Company's disclosure controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's disclosure controls as of September 30, 2003 are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                    CUMBERLAND TECHNOLOGIES, INC.
                                    -----------------------------


Date:    November 14, 2003          By:  /s/  Joseph M. Williams
                                    --------------------------------------------
                                    Joseph M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    November 14, 2003          By:  /s/  Carol S. Black
                                    --------------------------------------------
                                    Carol S. Black
                                    Secretary and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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


Date:  November 14, 2003                            By:  /s/  Joseph M. Williams
                                                    ----------------------------
                                                    Joseph M. Williams
                                                    President and Treasurer

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

Date:  November 14, 2003                   By:  /s/  Carol S. Black
                                           -------------------------------------
                                           Carol S. Black
                                           Secretary and Chief Financial Officer